Form 10-Q
period 2019-06-30
South Mountain Merger Corp.
filed 2019-08-14
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38947

SOUTH MOUNTAIN MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3780685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, 9th Floor
New York, NY 10153
(Address of principal executive offices)

(646) 446-2700
 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	SMMCU	The Nasdaq Stock Market LLC
Shares of Class A common stock Warrants	SMMC	The Nasdaq Stock Market LLC
	SMMCW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted every electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

As of August 14, 2019, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SOUTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

 PART I - FINANCIAL INFORMATION

SOUTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2019
(Unaudited)

ASSETS
Current assets
Cash	$2,167,208
Prepaid expenses	27,538
Total Current Assets	2,194,746

Marketable securities held in Trust Account	250,086,506
Total Assets	$252,281,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$60,833
Accrued offering costs	353,934
Income taxes payable	4,137
Total Current Liabilities	418,904

Deferred underwriting fee payable	7,970,375
Total Liabilities	8,389,279

Commitments (see Note 6)

Common stock subject to possible redemption, 23,886,104 shares at redemption value	238,891,967

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,113,896 shares issued and outstanding (excluding 23,886,104 shares subject to possible redemption)	111
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647
Additional paid-in capital	4,983,687
Retained earnings	15,561
Total Stockholders’ Equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,281,252

(1)
Included up to 218,750 shares subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 7). The underwriter’s over-allotment option expired unexercised on August 5, 2019 and, as such, 218,750 shares were forfeited (see Note 9).

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2019	For the Period from February 28, 2019 (inception) through June 30, 2019

Operating and formation costs	$65,808	$66,808
Loss from operations	(65,808)	(66,808)

Other income:
Interest income on marketable securities held in Trust Account	86,506	86,506
Other income	86,506	86,506

Income before provision for income taxes	20,698	19,698
Provision for income taxes	(4,137)	(4,137)
Net income	$16,561	$15,561

Weighted average shares outstanding, basic and diluted (1)	5,767,805	5,767,805

Basic and diluted net loss per common share (2)	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 23,886,104 shares subject to possible redemption.
(2)
Net loss per common share – basic and diluted excludes interest income of $30,925 attributable to common stock subject to possible redemption for the three months ended June 30, 2019 and for the period from February 28, 2019 (inception) through June 30, 2019.

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH JUNE 30, 2019
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – February 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss			—	—	—	(1,000)	(1,000)

Balance – March 31, 2019 (unaudited)	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 25,000,000 Units, net of underwriting discount and offering expenses	25,000,000	25,000	—	—	236,894,412	—	236,896,912

Sale of 6,954,500 Private Placement Warrants	—	—	—	—	6,954,500	—	6,954,500

Common stock subject to possible redemption	(23,886,104)	(2,389)	—	—	(238,889,578)	—	(238,891,967)

Net income			—	—	—	16,561	16,561

Balance – June 30, 2019 (unaudited)	1,113,896	$111	6,468,750	$647	$4,983,687	$15,561	$5,000,006

(1)
Included up to 218,750 shares subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 7). The underwriter’s over-allotment option expired unexercised on August 5, 2019 and, as such, 218,750 shares were forfeited (see Note 9).

The accompanying notes are an integral part of the condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH JUNE 30, 2019
 (Unaudited)

Cash Flows from Operating Activities:
Net income	$15,561
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(86,506)
Changes in operating assets and liabilities:
Prepaid expenses	(27,538)
Accrued expenses	60,833
Income taxes payable	4,137
Net cash used in operating activities	(33,513)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,445,500
Proceeds from sale of Private Placement Warrants	6,954,500
Proceeds from promissory notes – related party	175,000
Repayment of promissory notes – related party	(175,000)
Payment of offering costs	(224,279)
Net cash provided by financing activities	252,200,721

Net Change in Cash	2,167,208
Cash – Beginning	—
Cash – Ending	$2,167,208

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$238,875,410
Change in value of common stock subject to possible redemption	$16,557
Deferred underwriting fee payable	$7,970,375
Offering costs included in accrued offering costs	$353,934

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 1—Description of Organization and Business Operations

South Mountain Merger Corp. (the “Company”) was incorporated in Delaware as a blank check company on February 28, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial technology segment of the broader financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2019, the Company had not yet commenced any operations. All activity for the period from February 28, 2019 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on June 19, 2019. On June 24, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes a partial exercise by the underwriter of the over-allotment option to purchase an additional 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,954,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, South Mountain LLC (the “Sponsor”), generating gross proceeds of $6,954,500, which is described in Note 4.

Transaction costs amounted to $13,103,088, consisting of $4,554,500 of underwriting fees, $7,970,375 of deferred underwriting fees and $578,213 of other offering costs. In addition, as of June 30, 2019, $2,167,201 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on June 24, 2019, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund its regulatory compliance costs and to pay its tax obligations (“permitted withdrawals”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding the deferred underwriting fees and taxes payable on interest earned) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn to fund permitted withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until June 24, 2021 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s officers, directors or any of their affiliates acquires Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a definitive agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the permitted withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on June 21, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 25, 2019 and June 28, 2019. The interim results for the period from February 28, 2019 (inception) through June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,454,500 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Reconciliation of Net Loss Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2019	For the Period from February 28, 2019 (inception) through June 30, 2019
Net income	$16,561	$15,561
Less: Income attributable to common stock subject to possible redemption	(30,925)	(30,925)
Adjusted net loss	$(14,364)	$(15,364)

Weighted average shares outstanding, basic and diluted	5,767,805	5,767,805

Basic and diluted net loss per share	$(0.00)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriter of its option to purchase an additional 2,500,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,954,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,954,500. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and all underlying securities will expire worthless.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Note 5—Related Party Transactions

Founder Shares

In April 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On June 19, 2019, the Company effected a 1.125-for-1 stock split of its Class B common stock. As a result, the Sponsor held 6,468,750 Founder Shares, of which up to 218,750 shares were subject to forfeiture following the underwriter’s election to partially exercise its over-allotment option, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriters’ election to exercise their remaining over-allotment option expired unexercised on August 5, 2019 and, as a result, 218,750 Founder Shares were forfeited, resulting in 6,250,000 Founder Shares outstanding as of August 5, 2019 (see Note 9). The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note—Related Party

On April 19, 2019, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The borrowings outstanding under the Promissory Note of $175,000 were repaid upon the consummation of the Initial Public Offering on June 24, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 19, 2019, the Company will pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2019 and for the period from February 28, 2019 (inception) through June 30, 2019, the Company did not record an expense related to these fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but none of them are obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Note 6—Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on June 19, 2019, the holders of the Founder Shares, Private Placement Warrants and warrants issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Sale of Units to Related Party

A fund managed by an affiliate of our sponsor purchased 2,227,500 Units in the Initial Public Offering at the Initial Public Offering price. The underwriter did not receive any underwriting discount or commissions on the Units purchased by such fund.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. As of June 24, 2019, the underwriter partially exercised its over-allotment option to purchase an additional 2,500,000 Units at $10.00 per Unit, leaving 875,000 Units available for purchase at $10.00 per Unit. The underwriters’ election to exercise their remaining over-allotment option expired unexercised on August 5, 2019.

The underwriter was paid a cash underwriting discount of 2.0% of the gross proceeds from the Units sold in the Initial Public Offering, after deducting the proceeds received from the fund managed by an affiliate of the Sponsor, or $4,554,500 in the aggregate. In addition, the underwriter is entitled to a deferred fee of 3.5% of the gross proceeds from the Units sold in the Initial Public Offering, or $7,970,375. The deferred fee will be forfeited by the underwriter solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement. The underwriter did not receive any underwriting discount or commissions on Units purchased by a fund managed by an affiliate of our sponsor.

Note 7—Stockholder’s Equity

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019, there were 1,113,896 shares of Class A common stock issued or outstanding, excluding 23,886,104 shares of Class A common stock subject to possible redemption.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2019, there were 6,468,750 shares of Class B common stock issued and outstanding, of which an aggregate of up to 218,750 shares were subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option. The underwriters’ election to exercise the remaining portion of their over-allotment option expired unexercised on August 5, 2019 and, as a result, 218,750 Founder Shares were forfeited, resulting in 6,250,000 Founder Shares outstanding as of August 5, 2019.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of a Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law. These provisions of the Company’s Amended and Restated Certificate of Incorporation may only be amended if approved by a majority of at least 90% of the Company’s common stock voting at a stockholder meeting.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Warrants —Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Note 8—Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

SOUTH MOUNTAIN MERGER CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account	1	$250,086,506

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The underwriters’ election to exercise their over-allotment option expired unexercised on August 8, 2019 and, as a result, 218,750 Founder Shares were forfeited, resulting in 6,250,000 Founder Shares outstanding as of August 5, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to South Mountain Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to South Mountain, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 28, 2019 for the purpose of effecting capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•
may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $16,561, which consists of interest income on marketable securities held in the Trust Account of $86,506, offset by operating costs of $65,808, and a provision for income taxes of $4,137.

For the period from February 28, 2019 (inception) through June 30, 2019, we had net income of $15,561, which consists of interest income on marketable securities held in the Trust Account of $86,506, offset by operating costs of $66,808, and a provision for income taxes of $4,137.

Liquidity and Capital Resources

On June 24, 2019, we consummated the Initial Public Offering of 25,000,000 Units, which includes a partial exercise by the underwriter of the over-allotment option to purchase an additional 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,954,500 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $6,954,500.

As of June 30, 2019, we had marketable securities held in the Trust Account of $250,086,506 (including approximately $87,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any interest earned on the Trust Account.

For the period from February 28, 2019 (inception) through June 30, 2019, cash used in operating activities was $33,513. Net income of $15,561 was offset by interest earned on marketable securities held in the Trust Account of $86,506. Changes in operating assets and liabilities provided $37,432 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of amounts withdrawn to pay our taxes) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of June 30, 2019, we had cash of $2,167,208 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our remaining offering costs and to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. The private warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $25,000 for office space, administrative and support services, provided to the Company. We began incurring these fees on June 19, 2019 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Current Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 21, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 21, 2019 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On June 19, 2019, we effected a 1.125-for-1 stock split of its Class B common stock, resulting in our Sponsor holding an aggregate of 6,468,750 founder shares. The underwriters’ election to exercise their over-allotment option expired unexercised on August 5, 2019 and, as a result, 218,750 Founder Shares were forfeited, resulting in 6,250,000 Founder Shares outstanding as of August 5, 2019. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On June 24, 2019, we consummated the Initial Public Offering of 25,000,000 Units, which includes a partial exercise by the underwriter of the over-allotment option to purchase an additional 2,500,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000. Citigroup Global Markets Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-231881). The SEC declared the registration statement effective on June 19, 2019.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 6,954,500 warrants, each exercisable to purchase one share of the Company’s Class A common stock for $11.50 per share (“Private Placement Warrants”), to the Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,954,500. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $250,000,000 was placed in a Trust Account. We paid a total of $4,554,500 in underwriting discounts and commissions and $578,213 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,970,375 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
1.1	Underwriting Agreement, dated June 19, 2019, between the Company and Citigroup Global Markets Inc., as underwriter. (1)
4.4	Warrant Agreement, June 19, 2019, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated June 19, 2019, among the Company, its officers and directors and South Mountain LLC. (1)
10.2	Investment Management Trust Agreement, dated June 19, 2019, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated June 19, 2019, among the Company and certain other security holders named therein. (1)
10.4	Private Placement Warrant Purchase Agreement, dated June 19, 2019, between the Company and South Mountain LLC. (1)
10.5	Indemnity Agreement, dated June 19, 2019, between the Company and Charles B. Bernicker. (1)
10.6	Indemnity Agreement, dated June 19, 2019, between the Company and Nicholas Dermatas. (1)
10.7	Indemnity Agreement, dated June 19, 2019, between the Company and Robert L. Metzger. (1)
10.8	Indemnity Agreement, dated June 19, 2019, between the Company and Douglas J. Pauls. (1)
10.9	Administrative Services Agreement, dated June 19, 2019, between the Company and an affiliate of South Mountain LLC. (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on June 25, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH MOUNTAIN MERGER CORP.

Date: August 14, 2019	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)