Form 10-Q
period 2019-09-30
South Mountain Merger Corp.
filed 2019-11-14
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted every electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2019, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SOUTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

SOUTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2019
(Unaudited)

ASSETS
Current assets
Cash	$1,696,750
Prepaid income taxes	135,910
Prepaid expenses	94,288
Total Current Assets	1,926,948

Marketable securities held in Trust Account	250,929,543
Total Assets	$252,856,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$185,508
Total Current Liabilities	185,508

Deferred underwriting fee payable	7,970,375
Total Liabilities	8,155,883

Commitments (see Note 6)

Common stock subject to possible redemption, 23,890,787 shares at redemption value	239,700,607

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,109,213 shares issued and outstanding (excluding 23,890,787 shares subject to possible redemption)	111
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	4,175,069
Retained earnings	824,196
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,856,491

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2019	For the Period from February 28, 2019 (inception) through September 30, 2019

Operating and formation costs	$222,295	$289,103
Loss from operations	(222,295)	(289,103)

Other income:
Interest income on marketable securities held in Trust Account	1,245,883	1,332,389

Income before provision for income taxes	1,023,588	1,043,286
Provision for income taxes	(214,953)	(219,090)
Net income	$808,635	$824,196

Weighted average shares outstanding, basic and diluted (1)	7,363,896	6,657,747

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)

(1)	Excludes an aggregate of 23,890,787 shares subject to possible redemption.
(2)
Net loss per common share – basic and diluted excludes interest income of $937,377 and $968,309 attributable to common stock subject to possible redemption for the three months ended September 30, 2019 and for the period from February 28, 2019 (inception) through September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – February 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss			—	—	—	(1,000)	(1,000)

Balance – March 31, 2019 (unaudited)	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 25,000,000 Units, net of underwriting discount and offering expenses	25,000,000	2,500	—	—	236,894,412	—	236,896,912

Sale of 6,954,500 Private Placement Warrants	—	—	—	—	6,954,500	—	6,954,500

Common stock subject to possible redemption	(23,886,104)	(2,389)	—	—	(238,889,578)	—	(238,891,967)

Net income	—	—	—	—	—	16,561	16,561

Balance – June 30, 2019 (unaudited)	1,113,896	111	6,468,750	647	4,983,687	15,561	5,000,006

Forfeiture of founder shares	—	—	(218,750)	(22)	22	—	—

Change in value of common stock subject to possible redemption	(4,683)	—	—	—	(808,640)	—	(808,640)

Net income	—	—	—	—	—	808,635	808,635

Balance – September 30, 2019 (unaudited)	1,109,213	$111	6,250,000	$625	$4,175,069	$824,196	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019
 (Unaudited)

Cash Flows from Operating Activities:
Net income	$824,196
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,332,389)
Changes in operating assets and liabilities:
Prepaid expenses	(94,288)
Prepaid income taxes	(135,910)
Accrued expenses	185,508
Net cash used in operating activities	(552,883)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Cash withdrawn from Trust Account to pay taxes	402,846
Net cash used in investing activities	(249,597,154)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,445,500
Proceeds from sale of Private Placement Warrants	6,954,500
Proceeds from promissory notes – related party	175,000
Repayment of promissory notes – related party	(175,000)
Payment of offering costs	(578,213)
Net cash provided by financing activities	251,846,787

Net Change in Cash	1,696,750
Cash – Beginning	—
Cash – Ending	$1,696,750

Supplemental cash flow information:
Cash paid for income taxes	$355,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$238,875,410
Change in value of common stock subject to possible redemption	$825,197
Deferred underwriting fee payable	$7,970,375

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

As of September 30, 2019, the Company had not yet commenced any operations. All activity for the period from February 28, 2019 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $13,103,088, consisting of $4,554,500 of underwriting fees, $7,970,375 of deferred underwriting fees and $578,213 of other offering costs. In addition, as of September 30, 2019, $1,696,750 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
SEPTEMBER 30, 2019
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
SEPTEMBER 30, 2019
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on June 21, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 25, 2019 and June 28, 2019. The interim results for the three months ended September 30, 2019 and for the period from February 28, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,454,500 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Reconciliation of Net Loss Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2019	For the Period from February 28, 2019 (inception) through September 30, 2019
Net income	$808,635	$824,196
Less: Income attributable to common stock subject to possible redemption	(937,377)	(968,309)
Adjusted net loss	$(128,742)	$(144,113)

Weighted average shares outstanding, basic and diluted	7,363,896	6,657,747

Basic and diluted net loss per share	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
SEPTEMBER 30, 2019
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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 19, 2019, the Company will pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2019 and for the period from February 28, 2019 (inception) through September 30, 2019, the Company incurred $75,000 in fees for these services, of which such fees are included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2019.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Sale of Units to Related Party

A fund managed by an affiliate of the Sponsor purchased 2,227,500 Units in the Initial Public Offering at the Initial Public Offering price. The underwriter did not receive any underwriting discount or commissions on the Units purchased by such fund.

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

Note 7—Stockholder’s Equity

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019, there were 1,109,213 shares of Class A common stock issued or outstanding, excluding 23,890,787 shares of Class A common stock subject to possible redemption.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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
SEPTEMBER 30, 2019
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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$250,929,543

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $808,635, which consists of interest income on marketable securities held in the Trust Account of $1,245,883, offset by operating costs of $222,295, and a provision for income taxes of $214,953.

For the period from February 28, 2019 (inception) through September 30, 2019, we had net income of $824,196, which consists of interest income on marketable securities held in the Trust Account of $1,332,389, offset by operating costs of $289,103, and a provision for income taxes of $219,090.

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

As of September 30, 2019, we had marketable securities held in the Trust Account of $250,929,543 (including approximately $930,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we withdrew $402,846 of interest earned on the Trust Account.

For the period from February 28, 2019 (inception) through September 30, 2019, cash used in operating activities was $552,883. Net income of $824,196 was offset by interest earned on marketable securities held in the Trust Account of $1,332,389. Changes in operating assets and liabilities used $44,690 of cash from operating activities.

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

As of September 30, 2019, we had cash of $1,696,750 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our remaining offering costs and to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

SOUTH MOUNTAIN MERGER CORP.

Date: November 14, 2019	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)