Form 10-Q
period 2020-03-31
South Mountain Merger Corp.
filed 2020-05-08
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

(646) 446-2700
 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	SMMCU	The Nasdaq Stock Market LLC
Shares of Class A common stock	SMMC	The Nasdaq Stock Market LLC
Warrants	SMMCW	The Nasdaq Stock Market LLC

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

As of May 8, 2020, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SOUTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

SOUTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,539,161	$1,606,261
Prepaid income taxes	—	41,921
Prepaid expenses	158,160	102,712
Total Current Assets	1,697,321	1,750,894

Marketable securities held in Trust Account	252,418,006	251,865,941
TOTAL ASSETS	$254,115,327	$253,616,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$365,691	$366,561
Income taxes payable	71,748	—
	437,439	366,651

Deferred underwriting fee payable	7,970,375	7,970,375
Total Liabilities	8,407,814	8,336,936

Commitments (see Note 6)

Common stock subject to possible redemption, 23,851,672 and 23,861,949 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	240,707,504	240,279,893

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,148,328 and 1,138,051 shares issued and outstanding (excluding 23,851,672 and 23,861,949 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively.	115	114
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	625	625
Additional paid-in capital	3,168,168	3,595,780
Retained earnings	1,831,101	1,403,487
Total Stockholders’ Equity	5,000,009	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,115,327	$253,616,835

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,	For the Period from February 28, 2019 (inception) through March 31,
	2020	2019

Operating and formation costs	$245,851	$1,000
Loss from operations	(245,851)	(1,000)

Other income:
Interest income on marketable securities held in Trust Account	787,134	—

Income (loss) before provision for income taxes	541,283	(1,000)
Provision for income taxes	(113,669)	—
Net income (loss)	$427,614	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	7,388,051	—

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of 23,851,672 shares subject to possible redemption at March 31, 2020.
(2)	Net loss per common share – basic and diluted excludes interest income of $594,848 attributable to common stock subject to possible redemption for the three months ended March 31, 2020.

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,138,051	$114	6,250,000	$625	$3,595,780	$1,403,487	$5,000,006

Change in value of common stock subject to possible redemption	10,277	1	—	—	(427,612)	—	(427,611)

Net income	—	—	—	—	—	427,614	427,614

Balance – March 31, 2020	1,148,328	$115	6,250,000	$625	$3,168,168	$1,831,101	$5,000,009

FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss			—	—	—	(1,000)	(1,000)

Balance – March 31, 2019	—	$—	—	$—	$—	$(1,000)	$(1,000)

The accompanying notes are an integral part of the condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,	For the Period from February 28, 2019 (Inception) Through March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$427,614	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(787,134)	—
Changes in operating assets and liabilities:
Prepaid expenses	(55,448)	—
Prepaid income taxes	41,921	—
Accrued expenses	(870)	1,000
Income taxes payable	71,748	—
Net cash used in operating activities	(302,169)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes and regulatory compliance costs	235,069	—
Net cash provided by investing activities	235,069	—

Net Change in Cash	(67,100)	—
Cash – Beginning	1,606,261	—
Cash – Ending	$1,539,161	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$427,611	$—

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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

As of March 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $13,103,088, consisting of $4,554,500 of underwriting fees, $7,970,375 of deferred underwriting fees and $578,213 of other offering costs. In addition, as of March 31, 2020, cash of $1,539,161 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on June 24, 2019, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund its regulatory compliance costs and to pay its tax obligations (“permitted withdrawals”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting fees and taxes payable on interest earned) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per Public Share, plus any pro rata interest, net of amounts withdrawn to fund permitted withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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
MARCH 31, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At March 31, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2020, the Company withdrew $707,185 of interest earned on the Trust Account, of which $235,069 was withdrawn during the three months ended March 31, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,454,500 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Reconciliation of Net Loss Per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31, 2020	For the Period from February 28, 2019 (inception) Through March 31, 2019
Net income (loss)	$427,614	$(1,000)
Less: Income attributable to common stock subject to possible redemption	(594,848)	—
Adjusted net loss	$(167,234)	$(1,000)

Weighted average shares outstanding, basic and diluted	7,388,051	—

Basic and diluted net loss per common share	$(0.02)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 19, 2019, the Company will pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2020, the Company incurred $75,000 in fees for these services, of which $225,000 and $150,000 are included in accrued expenses in the accompanying condensed balance sheets as of March 31, 2020 and December 31, 2019, respectively.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

The underwriter was paid a cash underwriting discount of 2.0% of the gross proceeds from the Units sold in the Initial Public Offering, after deducting the proceeds received from the fund managed by an affiliate of the Sponsor, or $4,554,500 in the aggregate. In addition, the underwriter is entitled to a deferred fee of 3.5% of the gross proceeds from the Units sold in the Initial Public Offering, or $7,970,375. The deferred fee will be forfeited by the underwriter solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement. The underwriter did not receive any underwriting discount or commissions on Units purchased by a fund managed by an affiliate of the Sponsor.

Note 7—Stockholder’s Equity

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,148,328 and 1,138,051 shares of Class A common stock issued and outstanding, excluding 23,851,672 and 23,861,949 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$252,418,006	$251,865,941

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $427,614, which consists of interest income on marketable securities held in the Trust Account of $787,134, offset by operating costs of $245,851 and a provision for income taxes of $113,669.

For the period from February 28, 2019 (inception) through March 31, 2019, we had net loss of $1,000, which consists of formation costs.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $252,418,006 (including approximately $2,418,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we withdrew $707,185 of interest earned on the Trust Account, of which $235,069 was withdrawn during the three months ended March 31, 2020.

For the three months ended March 31, 2020, cash used in operating activities was $302,169. Net income of $427,614 was offset by interest earned on marketable securities held in the Trust Account of $787,134. Changes in operating assets and liabilities provided $57,351 of cash from operating activities.

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

As of March 31, 2020, we had cash of $1,539,161 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our accrued expenses, working capital costs and to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. The private warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 20, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, other than the risk described below:

The recent global coronavirus outbreak could harm the business prospects of the Company.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States. In response, many state and local governments, including the Commonwealth of Pennsylvania, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, of the Company with respect to the Trust Account.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price and business prospects of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures and disruptions of the credit and equity markets, which could have a material adverse effect on the Company's ability to complete a Business Combination.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and may adversely affect the business, operations and financial condition of the companies we target for a Business Combination, which may cause such companies to delay or terminate acquisition discussions in order to focus on their business operations. The spread of the virus has also caused us to modify our due diligence practices with respect to target companies (including cancellation of physical participation in meetings) in ways that may be detrimental to our business prospects (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of the Company and its stockholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price or business prospects of the Company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company and its ability to successfully complete a Business Combination.

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

SOUTH MOUNTAIN MERGER CORP.

Date: May 8, 2020	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)