Form 10-Q
period 2020-06-30
South Mountain Merger Corp.
filed 2020-08-14
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 14, 2020, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SOUTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

SOUTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,401,047	$1,606,261
Prepaid income taxes	105,257	41,921
Prepaid expenses	145,783	102,712
Total Current Assets	1,652,087	1,750,894

Marketable securities held in Trust Account	252,360,923	251,865,941
TOTAL ASSETS	$254,013,010	$253,616,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - Accrued expenses	$451,763	$366,561
Deferred underwriting fee payable	7,970,375	7,970,375
Total Liabilities	8,422,138	8,336,936

Commitments (see Note 6)

Common stock subject to possible redemption, 23,827,156 and 23,861,949 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	240,590,864	240,279,893

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,172,844 and 1,138,051 shares issued and outstanding (excluding 23,827,156 and 23,861,949 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively.	117	114
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	3,284,806	3,595,780
Retained earnings	1,714,460	1,403,487
Total Stockholders’ Equity	5,000,008	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,013,010	$253,616,835

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 28, 2019 (inception) through June 30,
	2020	2019	2020	2019

Operating and formation costs	$243,841	$65,808	$489,692	$66,808
Loss from operations	(243,841)	(65,808)	(489,692)	(66,808)

Other income:
Interest income on marketable securities held in Trust Account	96,195	86,506	883,329	86,506

(Loss) income before provision for income taxes	(147,646)	20,698	393,637	19,698
Benefit (provision) for income taxes	31,005	(4,137)	(82,664)	(4,137)
Net (loss) income	$(116,641)	$16,561	$310,973	$15,561

Weighted average shares outstanding, basic and diluted (1)	7,398,328	5,767,805	7,393,190	5,767,805

Basic and diluted net loss per common share (2)	$(0.03)	$(0.00)	$(0.05)	$(0.00)

(1)	Excludes an aggregate of 23,827,156 and 23,886,104 shares subject to possible redemption at June 30, 2020 and 2019, respectively.
(2)
Net loss per common share – basic and diluted excludes interest income of $73,579 and $667,804 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2020, respectively, and $30,925 attributable to common stock subject to possible redemption for the three months ended June 30, 2019 and for the period from February 28, 2019 (inception) through June 30, 2019.

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,138,051	$114	6,250,000	$625	$3,595,780	$1,403,487	$5,000,006

Change in value of common stock subject to possible redemption	10,277	1	—	—	(427,612)	—	(427,611)

Net income	—	—	—	—	—	427,614	427,614

Balance – March 31, 2020	1,148,328	115	6,250,000	625	3,168,168	1,831,101	5,000,009

Change in value of common stock subject to possible redemption	24,516	2	—	—	116,638	—	116,640

Net loss	—	—	—	—	—	(116,641)	(116,641)

Balance – June 30, 2020	1,172,844	$117	6,250,000	$625	$3,284,806	$1,714,460	$5,000,008

THREE MONTHS ENDED JUNE 30, 2019 AND
FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’ (Deficit)/
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss			—	—	—	(1,000)	(1,000)

Balance – March 31, 2019	—	—	—	—	—	(1,000)	(1,000)

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 25,000,000 Units, net of underwriting discount and offering expenses	25,000,000	25,000	—	—	236,894,412	—	236,896,912

Sale of 6,954,500 Private Placement Warrants	—	—	—	—	6,954,500	—	6,954,500

Common stock subject to possible redemption	(23,886,104)	(2,389)	—	—	(238,889,578)	—	(238,891,967)

Net income			—	—	—	16,561	16,561

Balance – June 30, 2019	1,113,896	$111	6,468,750	$647	$4,983,687	$15,561	$5,000,006

The accompanying notes are an integral part of the condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2020	For the Period from February 28, 2019 (Inception) Through June 30, 2019
Cash Flows from Operating Activities:
Net income	$310,973	$15,561
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(883,329)	(86,506)
Changes in operating assets and liabilities:
Prepaid expenses	(43,071)	(27,538)
Prepaid income taxes	(63,336)	—
Accrued expenses	85,202	60,833
Income taxes payable	—	4,137
Net cash used in operating activities	(593,561)	(33,513)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes and regulatory compliance costs	388,347	—
Investment of cash in Trust Account	—	(250,000,000)
Net cash provided by (used in) investing activities	388,347	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,445,500
Proceeds from sale of Private Placement Warrants	—	6,954,500
Proceeds from promissory notes – related party	—	175,000
Repayment of promissory notes – related party	—	(175,000)
Payment of offering costs	—	(224,279)
Net cash provided by financing activities	—	252,200,721

Net Change in Cash	(205,214)	2,167,208
Cash – Beginning	1,606,261	—
Cash – Ending	$1,401,047	$2,167,208

Supplemental cash flow information:
Cash paid for income taxes	$146,000	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$238,875,410
Change in value of common stock subject to possible redemption	$310,971	$16,557
Deferred underwriting fee payable	$—	$7,970,375
Offering costs included in accrued offering costs	$—	$353,934

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $13,103,088, consisting of $4,554,500 of underwriting fees, $7,970,375 of deferred underwriting fees and $578,213 of other offering costs. In addition, as of June 30, 2020, cash of $1,401,047 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
JUNE 30, 2020
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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew $860,463 of interest earned on the Trust Account, of which $388,347 was withdrawn during the six months ended June 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,454,500 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 28, 2019 (inception) Through June 30,
	2020	2019	2020	2019
Net (loss) income	$(116,641)	$16,561	$310,973	$15,561
Less: Income attributable to common stock subject to possible redemption	(73,579)	(30,925)	(667,804)	(30,925)
Adjusted net loss	$(190,220)	$(14,364)	$(356,831)	$(15,364)

Weighted average shares outstanding, basic and diluted	7,398,328	5,767,805	7,393,190	5,767,805

Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.05)	$(0.00)

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 19, 2019, the Company will pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2020, the Company incurred $75,000  and $150,000 in fees for these services, of which $300,000 and $150,000 are included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

Note 7—Stockholders’ Equity

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,172,844 and 1,138,051 shares of Class A common stock issued and outstanding, excluding 23,827,156 and 23,861,949 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$252,360,923	$251,865,941

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $116,641, which consists of operating costs of $243,841, offset by interest income on marketable securities held in the Trust Account of $96,195 and income tax benefit of $31,005.

For the six months ended June 30, 2020, we had net income of $310,973, which consists of interest income on marketable securities held in the Trust Account of $883,329, offset by operating costs of $489,692 and a provision for income taxes of $82,664.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $252,360,923 (including approximately $2,361,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $860,463 of interest earned on the Trust Account, of which $388,347 was withdrawn during the six months ended June 30, 2020.

For the six months ended June 30, 2020, cash used in operating activities was $593,561. Net income of $310,973 was offset by interest earned on marketable securities held in the Trust Account of $883,329. Changes in operating assets and liabilities used $21,205 of cash from operating activities.

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

As of June 30, 2020, we had cash of $1,401,047 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our accrued expenses, working capital costs and to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. The private warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price and business prospects of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures and disruptions of the credit and equity markets, which could have a material adverse effect on the Company’s ability to complete a Business Combination.

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

On August 10, 2020, we entered into an amendment to the letter agreement with our Sponsor and our officers and directors, as a result of which our directors and officers are no longer restricted from forming and organizing other special purpose acquisition companies.

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

SOUTH MOUNTAIN MERGER CORP.

Date: August 14, 2020	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)