Form 10-Q
period 2020-09-30
South Mountain Merger Corp.
filed 2020-11-16
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 16, 2020, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

SOUTH MOUNTAIN MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SOUTH MOUNTAIN MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$1,437,999	$1,606,261
Prepaid income taxes	144,461	41,921
Prepaid expenses	120,408	102,712
Total Current Assets	1,702,868	1,750,894

Marketable securities held in Trust Account	252,287,249	251,865,941
TOTAL ASSETS	$253,990,117	$253,616,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - Accrued expenses	$576,351	$366,561
Deferred underwriting fee payable	7,970,375	7,970,375
Total Liabilities	8,546,726	8,336,936

Commitments (see Note 6)

Common stock subject to possible redemption, 23,820,521 and 23,861,949 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	240,443,384	240,279,893

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,179,479 and 1,138,051 shares issued and outstanding (excluding 23,820,521 and 23,861,949 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively.	118	114
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	3,432,285	3,595,780
Retained earnings	1,566,979	1,403,487
Total Stockholders’ Equity	5,000,007	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,990,117	$253,616,835

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 28, 2019 (inception) through September 30,
	2020	2019	2020	2019

Operating and formation costs	$207,011	$222,295	$696,703	$289,103
Loss from operations	(207,011)	(222,295)	(696,703)	(289,103)

Other income:
Interest income on marketable securities held in Trust Account	20,326	1,245,883	903,655	1,332,389

(Loss) income before income taxes	(186,685)	1,023,588	206,952	1,043,286
Benefit (provision) for income taxes	39,204	(214,953)	(43,460)	(219,090)
Net (loss) income	$(147,481)	$808,635	$163,492	$824,196

Weighted average shares outstanding, basic and diluted (1)	7,422,844	7,363,896	7,403,146	6,657,747

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)	$(0.07)	$(0.02)

(1)	Excludes an aggregate of 23,820,521 and 23,890,787 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)
Net loss per common share – basic and diluted excludes interest income of $9,080 and $676,674 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2020, respectively, and $937,377 and $968,309 attributable to common stock subject to possible redemption for the three months ended September 30, 2019 and for the period from February 28, 2019 (inception) through September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,138,051	$114	6,250,000	$625	$3,595,780	$1,403,487	$5,000,006

Change in value of common stock subject to possible redemption	10,277	1	—	—	(427,612)	—	(427,611)

Net income	—	—	—	—	—	427,614	427,614
Balance – March 31, 2020	1,148,328	115	6,250,000	625	3,168,168	1,831,101	5,000,009

Change in value of common stock subject to possible redemption	24,516	2	—	—	116,638	—	116,640

Net loss	—	—	—	—	—	(116,641)	(116,641)
Balance – June 30, 2020	1,172,844	$117	6,250,000	$625	$3,284,806	$1,714,460	$5,000,008

Change in value of common stock subject to possible redemption	6,635	1	—	—	147,479	—	147,480

Net loss	—	—	—	—	—	(147,481)	(147,481)
Balance – September 30, 2020	1,179,479	$118	6,250,000	$625	$3,432,285	$1,566,979	$5,000,007

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND
FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’ (Deficit)/
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss			—	—	—	(1,000)	(1,000)
Balance – March 31, 2019	—	—	—	—	—	(1,000)	(1,000)

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 25,000,000 Units, net of underwriting discount and offering expenses	25,000,000	25,000	—	—	236,894,412	—	236,896,912

Sale of 6,954,500 Private Placement Warrants	—	—	—	—	6,954,500	—	6,954,500

Common stock subject to possible redemption	(23,886,104)	(2,389)	—	—	(238,889,578)	—	(238,891,967)

Net income			—	—	—	16,561	16,561
Balance – June 30, 2019	1,113,896	$111	6,468,750	$647	$4,983,687	$15,561	$5,000,006

Forfeiture of founder shares	—	—	(218,750)	(22)	22	—	—

Change in value of common stock subject to possible redemption	(4,683)	—	—	—	(808,640)	—	(808,640

Net income	—	—	—	—	—	808,635	808,635
Balance – September 30, 2019	1,109,213	$111	6,250,000	$625	$4,175,069	$824,196	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2020	For the Period from February 28, 2019 (Inception) Through September 30, 2019
Cash Flows from Operating Activities:
Net income	$163,492	$824,196
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(903,655)	(1,332,389)
Changes in operating assets and liabilities:
Prepaid expenses	(17,696)	(94,288)
Prepaid income taxes	(102,540)	(135,910
Accrued expenses	209,790	185,508
Net cash used in operating activities	(650,609)	(552,883)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes and regulatory compliance costs	482,347	402,846
Investment of cash in Trust Account	—	(250,000,000)
Net cash provided by (used in) investing activities	482,347	(249,597,154)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,445,500
Proceeds from sale of Private Placement Warrants	—	6,954,500
Proceeds from promissory notes – related party	—	175,000
Repayment of promissory notes – related party	—	(175,000)
Payment of offering costs	—	(578,213)
Net cash provided by financing activities	—	251,846,787

Net Change in Cash	(168,262)	1,696,750
Cash – Beginning	1,606,261	—
Cash – Ending	$1,437,999	$1,696,750

Supplemental cash flow information:
Cash paid for income taxes	$146,000	$355,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$238,875,410
Change in value of common stock subject to possible redemption	$163,491	$825,197
Deferred underwriting fee payable	$—	$7,970,375
Offering costs included in accrued offering costs	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Factor Systems, Inc. (d/b/a Billtrust) (“Billtrust”) (see Note 9).

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

Transaction costs amounted to $13,103,088, consisting of $4,554,500 of underwriting fees, $7,970,375 of deferred underwriting fees and $578,213 of other offering costs. In addition, as of September 30, 2020, cash of $1,437,999 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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
SEPTEMBER 30, 2020
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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were available to be issued, there was considerable uncertainty around the expected duration of this pandemic. We have concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. At December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew $954,463 of interest earned on the Trust Account, of which $482,347 was withdrawn during the nine months ended September 30, 2020.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,454,500 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 28, 2019 (inception) Through September 30,
	2020	2019	2020	2019
Net (loss) income	$(147,481)	$808,635	$163,492	$824,196
Less: Income attributable to common stock subject to possible redemption	(9,080)	(937,377)	(676,674)	(968,309)
Adjusted net loss	$(156,561)	$(128,742)	$(513,182)	$(144,113)

Weighted average shares outstanding, basic and diluted	7,422,844	7,363,896	7,403,146	6,657,747

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.07)	$(0.02)

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
SEPTEMBER 30, 2020
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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 19, 2019, the Company will pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred $75,000 and $225,000, respectively, in fees for these services. There is $375,000 and $150,000 included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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
SEPTEMBER 30, 2020
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

Note 7—Stockholders’ Equity

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,179,479 and 1,138,051 shares of Class A common stock issued and outstanding, excluding 23,820,521 and 23,861,949 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$252,287,249	$251,865,941

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

SOUTH MOUNTAIN MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Business Combination Agreement

On October 18, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, BT Merger Sub I, Inc., a wholly owned subsidiary of SMMC (“First Merger Sub”), BT Merger Sub II, LLC (“Second Merger Sub”) and Billtrust.

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Billtrust will be effected through (a) the merger of First Merger Sub with and into Billtrust (the “First Merger”), with Billtrust surviving the merger as a wholly owned subsidiary of the Company (Billtrust, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”) and (b) as soon as practicable, but in any event within 10 days following the First Merger and as part of the same overall transaction as the First Merger, a merger of the Surviving Corporation with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (Second Merger Sub, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”).

Immediately prior to the effective time of the First Merger (the “Effective Time”), Billtrust will cause each share of preferred stock of Billtrust, par value $0.001 per share (each, a  share of “Company Preferred Stock”), that is issued and outstanding immediately prior to the Effective Time to be automatically converted into (i) a number of common shares of Billtrust, par value of $0.001 per share (“Company Common Stock”), at the then-effective conversion rate as calculated pursuant to the Company Charter (as defined in the Business Combination Agreement) and (ii) a number of shares of Company Common Stock issuable with respect to any accrued dividends in accordance with the Company Charter ((i) and (ii) collectively, the “Company Preferred Stock Conversion”). All of the shares of Company Preferred Stock converted into shares of Company Common Stock will no longer be outstanding and will cease to exist, and each holder of Company Preferred Stock will thereafter cease to have any rights with respect to such shares of Company Preferred Stock.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement, including obtaining approval of the stockholders of both the Company and Billtrust.

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

Recent Developments

On October 18, 2020, we entered into the Business Combination Agreement with First Merger Sub, Second Merger Sub and Billtrust. Pursuant to the terms of the Business Combination Agreement, a business combination between us and Billtrust will be effected through (a) the merger of First Merger Sub with and into Billtrust (the “First Merger”), with Billtrust surviving the merger as our wholly owned subsidiary (Billtrust, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”) and (b) as soon as practicable, but in any event within 10 days following the First Merger and as part of the same overall transaction as the First Merger, a merger of the Surviving Corporation with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (Second Merger Sub, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”). See Note 9 to Item 1 above for a description of the Business Combination Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $147,481, which consists of operating costs of $207,011, offset by interest income on marketable securities held in the Trust Account of $20,326 and income tax benefit of $39,204.

For the nine months ended September 30, 2020, we had net income of $163,492, which consists of interest income on marketable securities held in the Trust Account of $903,655, offset by operating costs of $696,703 and a provision for income taxes of $43,460.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $252,287,249 (including approximately $2,287,000 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $954,463 of interest earned on the Trust Account, of which $482,347 was withdrawn during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, cash used in operating activities was $650,609. Net income of $163,492 was offset by interest earned on marketable securities held in the Trust Account of $903,655. Changes in operating assets and liabilities provided $89,554 of cash from operating activities.

For the period from February 28, 2019 (inception) through September 30, 2019, cash used in operating activities was $552,883. Net income of $824,196 was offset by interest earned on marketable securities held in the Trust Account of $1,332,389. Changes in operating assets and liabilities provided $44,690 of cash from operating activities.

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

As of September 30, 2020, we had cash of $1,437,999 held outside the Trust Account. We intend to use the funds held outside the Trust Account to pay for our accrued expenses, working capital costs and to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. The private warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. Treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

SOUTH MOUNTAIN MERGER CORP.

Date: November 16, 2020	By:	/s/ Charles B. Bernicker
	Name:	Charles B. Bernicker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Nicholas Dermatas
	Name:	Nicholas Dermatas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)