Form 10-K
period 2020-12-31
BTRS Holdings Inc.
filed 2021-03-24
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38947

BTRS Holdings Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-3780685 (I.R.S. Employer Identification No.)
1009 Lenox Drive, Suite 101
Lawrenceville, New Jersey 08648
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (609) 235-1010
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class 1 Common Stock, $0.0001 par value per share	BTRS	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Class 1 Common Stock at an exercise price of $11.50 per share	BTRSW	The Nasdaq Capital Market
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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

At June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $232,051,775.

As of March 17, 2021, there were 149,178,593 shares of Class 1 Common Stock, $0.0001 par value issued and outstanding and 7,251,307 shares of Class 2 Common Stock, $0.0001 par value issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On January 12, 2021 (the “Closing Date”), BTRS Holdings Inc., a Delaware corporation (the “Company”) (f/k/a South Mountain Merger Corp. (“SMMC”)), consummated the previously announced mergers (the “Closing”) pursuant to that certain Business Combination Agreement, dated October 18, 2020 (as amended on December 13, 2020, the “BCA”), by and among SMMC, BT Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of SMMC (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of SMMC (“Second Merger Sub”), and Factor Systems, Inc. (d/b/a Billtrust), a Delaware corporation (“Legacy Billtrust”). The Company’s stockholders approved the Business Combination (as defined below) at a special meeting of stockholders held on January 12, 2021 (the “Special Meeting”).

Pursuant to the terms of the BCA, a business combination between SMMC and Legacy Billtrust was effected through the merger of (a) First Merger Sub with and into Legacy Billtrust with Legacy Billtrust surviving as a wholly-owned subsidiary of SMMC (Legacy Billtrust, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger (Second Merger Sub, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”), which ultimately resulted in Legacy Billtrust becoming a wholly-owned direct subsidiary of SMMC (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the BCA, the “Business Combination”). On the Closing Date, the registrant changed its name from “South Mountain Merger Corp.” to “BTRS Holdings Inc.”

Unless the context otherwise indicates or requires, references to (1) “the Company,” “we,” “us” and “our” refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries following the Business Combination; (2) “SMMC” refer to South Mountain Merger Corp. prior to the Business Combination; and (3) “Legacy Billtrust” refer to Factor Systems, Inc. (d/b/a Billtrust), a Delaware corporation and its subsidiaries prior to the Business Combination. This Annual Report on Form 10-K principally describes the business and operations of the Company following the Business Combination, other than the audited consolidated financial statements and related Management Discussion and Analysis which describe the business, financial condition, results of operations, liquidity and capital resources of SMMC prior to the Business Combination. Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on January 14, 2021, which will include the audited consolidated financial statements of Legacy Billtrust as of and for the year ended December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, about our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “project” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our financial and business performance, including the financial projections, forecasts and business metrics and any underlying assumptions thereunder;

•	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•	the capabilities and benefits to our customers of our technology platform;

•	the advantages and expected growth of the Business Payments Network;

•	our ability to digitally transform the accounts receivable industry;

•	our ability to scale in a cost-effective manner;

•	developments and projections relating to our competitors and industry;

•	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our future capital requirements and sources and uses of cash;

•	our ability to obtain funding for our operations;

•	our business, expansion plans and opportunities; and

•	the outcome of any known and unknown litigation and regulatory proceedings.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Additional cautionary statements or discussions of risks and uncertainties that could affect our results or the achievement of the expectations described in forward-looking statements may also be contained in our other filings with the Securities and Exchange Commission (the “SEC”). Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

Summary of Risks

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

•	We have a history of operating losses and may not achieve or sustain profitability in the future.

•
The COVID-19 pandemic has materially impacted the United States and global economies, and could have a material adverse impact on our employees, customers and partners, which could adversely and materially impact our business, financial condition and results of operations.

•
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platform or products may be perceived as not being secure, customers may reduce the use of or stop using our products and platform and we may incur significant liabilities.

•	Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

•	If we fail to manage our technical operations infrastructure, our existing customers may experience service outages.

•
Our risk management efforts may not be effective to prevent fraudulent activities by our customers, employees or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.

•
We facilitate the transfer of customer funds daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in its brand, which would harm our business and financial results.

•	If we are unable to attract new customers, the growth of our revenues will be adversely affected.

•
Our business depends substantially on our customers renewing their contracts and subscriptions and purchasing additional subscriptions from us. Any decline in our customer renewals would harm our future operating results.

•
Because we recognize subscription revenues over the term of the contract, fluctuations in new sales and customer cancellations may not be immediately reflected in our operating results and may be difficult to discern.

•
Our business depends, in part, on our partnerships with financial institutions, third party service providers, processing providers and other financial services suppliers. If any of our agreements with such financial institutions, third party service providers, processing providers, or financial services providers are terminated, we could experience service interruptions.

•
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, our products may become less competitive.

•	The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

•
Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

•
If we fail to integrate with our customers’ and partners’ APIs for their billing and payment systems and with third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results may be harmed.

PART I

Item 1.	Business.

Overview

We are a leading provider of cloud-based software and integrated payment processing solutions that simplify and automate B2B commerce. Accounts receivable (“AR”) is broken and relies on conventional processes that are outdated, inefficient, manual and largely paper-based. We are at the forefront of the digital transformation of AR, providing mission-critical solutions that span credit decisioning and monitoring, online ordering, invoicing, cash application and collections. Our solutions integrate with a number of ecosystem players, including financial institutions, enterprise resource planning (“ERP”) systems, and accounts payable (“AP”) software platforms, to help customers accelerate cash flow and generate sales more quickly and efficiently. Customers use our platform to transition from expensive paper invoicing and check acceptance to efficient electronic billing and payments, which accelerates revenue capture, generates cost savings, and provides a better user experience.

We help reduce the complexity of B2B commerce. Our customers struggle to achieve their digital transformation goals: paper invoicing is widespread; many ERP systems have little to no electronic invoicing and payment capabilities; suppliers may not accept electronic payments due to cost or quality of remittance and applying cash is time consuming and expensive. According to a 2019 Billentis report, there are over 280 billion annual invoices globally, but a significant proportion of B2B payments are still made by paper check. As we drive electronic invoice adoption, there is a significant opportunity to monetize electronic payments, which further expands our network in a virtuous cycle. According to Visa Inc.’s 2019 annual report, there is over $120 trillion of global B2B payment volume, and, according to a 2018 MasterCard report, over 50% of B2B payments are still made by paper check. Compounding this problem, there has been a proliferation of AP software providers focused on enrolling suppliers in their network, which forces suppliers to post invoices into multiple AP portals. In addition, AP software providers are promoting acceptance of electronic payments, including single-use virtual cards, which has added stress and complexity to supplier AR systems.

Our proprietary technology platform offers customers multiple ways to present invoices (online, email, AP portal, and print/mail) and receive payments (credit card, ACH, email, phone and paper check). We have an electronic solutions (“eSolutions”) team that works closely with our customers to transition their users from paper invoices and payments to electronic, which results in accelerated savings, faster realization of cash, and a better user experience. In turn, we benefit from margin expansion and incremental revenue through the monetization of electronic payments. Furthermore, our customers have a daunting task of capturing and applying payments from hundreds or thousands of their buyer customers, all via different channels and payment types.

In 2017, we created the Business Payments Network (“BPN”), which is a powerful network that connects buyers, suppliers, and financial institutions to simplify and streamline the process of accepting electronic payments. The BPN has built-in integrations with leading ERP and accounting systems, AP software providers, payment card issuers and payment acceptance networks. The BPN offers an online supplier business directory, programmatic payment preferences, payment acceptance flexibility and streamlined reconciliation of remittance data.

As of December 31, 2020, over 1,800 enterprise and middle market customers trust our platform to manage their AR operations and process payments. We have customers across diversified industry verticals, including technology, healthcare, industrial, wholesale distribution, consumer packaged goods and others. Our customers include many of the largest Fortune 500 companies, as well as high-growth Fortune 1,000 and middle market businesses. Generally, our customers are in high-bill volume industries with complex billing needs, including those with a diverse customer base, multiple distribution channels and numerous product SKUs. Our technology, distribution and support are configured to the specific billing and payment needs of customers in these verticals.

Our go-to-market strategy is highly targeted, including market-directed demand generation strategies and a direct sales organization. We acquire customers through targeted account-based marketing, content-rich marketing campaigns and referrals from channel partners and customers. Our target customers are enterprise and middle market B2B businesses with at least $50 million in annual revenue. As of December 31, 2020, our channel partners included several of the largest financial institutions in the United States, including J.P. Morgan Chase, as well as a growing network of referral and reseller partners. We make our software accessible by integrating with leading ERP systems and accounting system vendors, including Oracle, SAP, Epicor, Microsoft, and Sage. In addition to financial institutions, we have strategic relationships across the BPN, most notably Visa Inc. (“Visa”), as well as strategic relationships with AP software providers, including AvidXchange, FIS, Comdata and Finexio.

For the year ended December 31, 2020, we derived approximately 56% of our total revenue and 75% of our net revenue (non-GAAP) from a combination of software and payments fees paid by our customers, which principally includes recurring monthly subscription fees, transaction processing fees and a percentage of payment volume processed for certain payment transactions. We also earn professional service fees that may be fixed or based on contracted hourly rates, which represented approximately 6% of our total revenues and 8% of our net revenues (non-GAAP) for the year ended December 31, 2020. A high percentage of our revenue is recurring in nature because of the subscription nature of our SaaS platform offerings and the consistency of B2B payments. Our customer and revenue retention rates are extremely high due to the high-quality, mission-critical and embedded nature of our solutions, and the high switching costs associated with these solutions.

Industry Overview

•
Huge Market. According to Visa, B2B commerce drives approximately 2/3 of global payments. The transactions between businesses annually generate 280 billion global invoices and associated $120+ trillion of global commercial payments. Conventional AR processes for B2B invoicing and payment are highly dated and ripe for disruption. To illustrate, in the United States alone, more than 50% of payments are still being made by paper check, presenting a huge market opportunity for digital transformation. We believe our global total addressable market for digital transformation of accounts receivables with integrated payments is extremely large, and estimate that in North America alone that total addressable market is approximately $10.9 billion, based on an estimated 43,500 businesses with annual revenues of $50 million or more in the United States and Canada that are in industries that use our products and services and with a potential estimated annual revenue of approximately $250,000 for each such business, which is our estimated representative annual spend for customers that fully utilize our platform.

•
Favorable Trends. The need for modern, digital invoice presentment and payment acceptance is fueled by B2B buyers and governments. B2B commerce is increasingly digital, with the global B2B e-commerce market size estimated to reach $20.9 trillion by 2027. Rapid adoption of SaaS platform AP solutions like AvidXchange, Coupa, and SAP Ariba by B2B buyers creates complexity for supplier AR departments, requiring manual activity for invoice presentment, remittance capture and electronic payment processing. In addition, governments are requiring B2B sellers to interact with electronic tax validation systems in order to present invoices. The 2020 global pandemic has accelerated the demand for faster and more efficient digital B2B interactions. Companies need solutions that enable AR professionals to work outside of the office, generate cost savings from operational efficiency, address increased pressure on working capital, and provide a superior customer experience. Our platform addresses such challenges and is poised to benefit from these favorable industry conditions.

•
Key Market Challenges. Finance leaders globally are tasked with digitally transforming their AR processes. Major AR-related challenges listed by finance leaders are high operating expenses, insufficient speed of receiving and applying cash, working capital tied up by high days sales outstanding (“DSO”) and costly manual labor with high risk of errors. In addition, for their businesses to remain competitive, finance leaders also increasingly seek to provide a differentiated experience to their business customers, including self-service capabilities, integrated payments, automated interaction with AP portals and real time customer credit insight to enable more accelerated transactions.

Sending invoices via mail and manually processing paper checks and remittance is labor intensive, costly and exposes businesses to risk from third parties like postal services. Businesses that have not automated their collections processes are unable to drive process consistency across teams, effectively optimize account targeting, or systematically execute multi-touch campaigns to increase recoveries. AR leaders are under pressure to address these inefficiencies, with seven out of ten in the United States indicating they are planning to adopt accounts receivables automation solutions by 2023.

There has been a new generation of companies focused on B2B automation. We have been a leader in this field since our formation in 2001.

What Sets Us Apart

Our platform enables our customers to do what they do best, run their businesses, and it provides the following key benefits:

•
Billtrust deploys great software. Our cloud-based AR platform was purpose-built for enterprise and mid-market customers spanning more than 40 industry verticals. Our powerful and proprietary technology platform combines cloud-based software and integrated payments capabilities to create end-to-end B2B commerce solutions for our customers. Our solutions are mission-critical and trusted by tens of thousands of users. Our software is highly configurable based on business needs, with capabilities covering credit, ordering, invoicing, payments, cash application and collections. We provide customers with a unified and mobile platform that seamlessly integrates with their ERP systems for real-time pricing, availability, processing and tracking.

•
Extensive ecosystem integrations. The digital transformation of AR requires integration with various participants, including AP portals, banks, ERP systems and other independent software vendors. Our platform seamlessly connects with these participants. Many of these participants have different standards and protocols, and it is a challenge for suppliers to satisfy and maintain their interoperability as standards and protocols change over time. Our robust integrations and partner ecosystem enable businesses to send and receive invoices and payments the way they want. For example, we partner with over 160 leading AP portals to automatically deliver invoices, enabling AR professionals to avoid the labor and expense of manually keying invoice data.

•
Integrated payments with frictionless money movement capabilities. The ultimate objective of AR is to receive and apply payments. Our platform enables payment acceptance and remittance capture to be achieved across various touchpoints. We support multiple payment modalities as well as a wide variety of currencies. Additionally, we help our customers comply with various regulations including those related to privacy, anti-money laundering (“AML”) and Payment Card Industry Data Security Standard.

•
Generate high customer return on investment with short payback period. We are focused on driving business outcomes. Our solutions automate AR departments, accelerate cash flow, minimize man-hours, reduce processing and compliance costs and help our customers scale more efficiently. We achieve these results for our customers by optimizing across credit, order, invoicing, payments, cash application and collections functions. We have a dedicated customer success team that helps our customers deploy best practices and uses a data-driven campaign-based approach to rapidly drive our customers’ customers to adopt electronic solutions. Our eSolutions programs drive significantly more usage of electronic invoice delivery and payments and provide greater cost savings for our customers than organizations trying to do it on their own.

•
Business Payments Network (BPN). The BPN is a unique, digital payments highway that brings together suppliers and buyers in a highly efficient manner. According to a 2018 Mastercard report, more than 50% of B2B payments are still done by paper check and via manual processes. Our proprietary “Digital Lockbox” combines payments and remittance data from multiple sources, enabling dramatically decreased manual cash application processes. As an open network, the BPN provides broad support for the payments industry and currently integrates with 160 AP providers and banks with its open network approach.

Growth Strategies

We take a multi-pronged approach to growing our business. Some of the key elements include:

•
Acquire new customers. We have an opportunity to further scale sales and marketing activities to acquire new logos in both the mid-market and enterprise space. By investing in demand generation and broadening our sales coverage teams, we can increase the quantity of new sales opportunities and resultant conversions to customers. We also have growing volume of referrals from existing partners and customers who provide us with an additional pipeline of prospects.

•
Cross and up-sell to existing customers. The breadth of our platform enables a land and expand approach to increasing customer value. Customers generally contract for a subset of available modules and then expand as they progress on their digital transformation journey. In addition, newly acquired customers may begin with one operating division or subsidiary company creating a meaningful opportunity to increase the value delivered and resultant revenue to us by cross-selling to other business units within a corporate entity. Our customer churn rate of less than 3% demonstrates the sticky nature of our customer relationships and our net dollar retention rate of greater than 100% evidences the opportunity for expanded growth within the existing customer base.

•
Monetize payments. The B2B payments space is ripe for digital transformation, and we have a compelling opportunity to increase our volume of payments processed and further monetize a larger proportion of transactions as they shift to digital methods from paper check. For the 12 months ended August 31, 2020, the monetary volume associated with invoice data processed across our various modules was approximately $1.0 trillion. We directly processed approximately $55 billion in electronic payments on behalf of our customers over the same time period. As more customers shift to accepting digital payments, we will monetize this increased activity through higher subscription and merchant processing revenue. This accelerating shift to digital payments across B2B fuels revenue growth opportunities with existing customers, new logos and within the BPN for us.

•
Scale the BPN. We believe the BPN is well-positioned to be the leading and de-facto payments network in the B2B space. Our relationship with Visa provides distribution into multiple bank channels, and when combined with the growing count of participating AP entities, the BPN is well-positioned to serve as “the rails” for B2B payments. As our customers and their end customers connect through the BPN, our member network organically expands and we are able to monetize different parts of the network and increase revenue from the BPN. We charge fees when AP providers send payments, when suppliers receive payments and when we process payments through our payment facilitator merchant processing solution. We expect the favorable market conditions for the BPN and its approach to expanding the BPN’s use to provide significant revenue growth opportunities.

•
Expand into new geographies. Our platform is currently equipped with international capabilities, with overseas invoice delivery to recipients in over 190 countries, acceptance of multiple currencies and compatibility with multiple languages. The market for global invoicing services is large, with over 280 billion annual invoices delivered globally. Looking ahead, we will seek to further extend and build upon our platform to engage with and target customers in other developed markets.

•
Strategic M&A. In addition to growing our business organically, we will continue to opportunistically pursue strategic acquisitions to increase market share, enhance solutions and capabilities, and expand internationally. We have a proven track record of successfully sourcing, acquiring and integrating acquisitions, which has enhanced our growth and has helped build out our end to end platform. Our dedicated team of corporate development professionals and deep experience in M&A favorably position us for success in this area.

Our Platform and Solutions

We are a leader in the digital transformation of AR and B2B payments, with what we believe based on publicly available information and company research is the largest customer base of any North American company focused on driving digital transformation across AR with integrated payments. Our proprietary SaaS platform automates processes across the AR function and includes a comprehensive B2B payments solution. Modules include credit decisioning and monitoring, online ordering, invoicing, cash application and collections. Our cloud-based AR platform delivers measurable business outcomes for our customers, including reducing DSO and bad debt, accelerating cash flow, automating flawed processes, minimizing manual labor and errors and reducing reliance on third party providers. We help thousands of customers reach millions of buyers and achieve greater efficiency across their AR lifecycle.

We launched the BPN in 2017. BPN is an open, two-sided network that leverages our AR platform and connects the financial services ecosystem across AP providers, payment card issuers and banks to bring together suppliers and buyers. The BPN automates the acceptance of electronic payments and remittance data, which is seamlessly delivered to supplier accounting and ERP platforms.

We also entered into a BPN services agreement with Visa under which Visa utilizes, promotes and markets BPN access and services and is the exclusive credit card sponsor of the BPN. The business services agreement became effective on April 4, 2019 and has a term of four years through April 4, 2023 (subject to a potential one-year extension). Under the services agreement, Visa makes a minimum prepayment to us each year for related BPN transactions in that year, which to date has funded the amounts due from Visa to us under the services agreement. We rely on our strategic relationship with Visa to accelerate adoption of and grow the users for and transactions processed on the BPN.

•
Credit Application. Our B2B credit application module provides a modern digital process that delivers credit-related information in real-time to streamline prospect evaluation and new customer onboarding during initial sales activity. The solution provides for complete digitization and eliminates frictional challenges resulting from manual application processing, slow data validation and inconsistent review criteria, resulting in accelerated credit decisions and approvals aligning to corporate risk tolerance. The solution provides a highly configurable workflow and branding capabilities.

•
Credit Management. Our credit management module provides ongoing risk assessment for our customers’ customers. Our proprietary software aggregates industry trade-network inputs, bureau reports and other third-party data to create accurate and up-to-date credit profiles. Our software also performs granular data analysis, delivering smart recommendations while our artificial intelligence (“AI”)-assisted data weighting and scoring increases accuracy. Profiles, data, and insights are made available to align day-to-day operations with corporate risk strategy.

•
Order/E-commerce. Our order/e-commerce module provides B2B wholesale distributors with robust e-commerce capabilities. Our offering delivers an optimized and personalized configuration, ordering and payment experience. Configurable and seamlessly integrated with existing ERP systems and third-party product content providers, our solution enables our customers to serve their customers 24/7 with deep B2B functionality. The web experience is augmented by an AI-powered recommendation engine and a robust native mobile application.

•
Invoicing. Our invoicing module enables our customers to optimize invoice delivery across all distribution channels. Our module ingests invoice data from myriad ERP systems and presents invoices in ways that reflect customer needs and preferences. The solution includes customer-branded e-presentment portals, e-bills, email billing, automated entry into AP portals via direct integration and leveraging robotic process automation, and highly efficient print and physical delivery ensuring rapid and cost-efficient presentment and delivery. The solution also includes support from our customer success team that leverages data from our BPN supplier business directory to help our customers migrate their customers to highly efficient electronic delivery methods.

•
Integrated B2B Payments. Our deeply integrated payment capabilities enable our customers to facilitate payments at every possible touchpoint across our solution set. Various payment types, including ACH, credit card, wire, check and cash can be accepted and automatically captured across the platform. Our configuration capabilities allow customers to drive payment acceptance on their terms with flexible criteria per individual buyer to manage costs. Examples include delinquency state, payment amount, surcharge/convenience fee inclusion, remittance quality, AP provider and more. Our secure and compliant payment infrastructure shifts risk and compliance responsibilities away from our customers and enables them to leverage our ongoing security investment and expertise.

•
Cash Application. Our cash application module enables revenue reconciliation via line item reconciliation within accounting and ERP systems. Our automated offering consumes payment and remittance data across inbound channels including lockboxes, mail, email, portal posting, hosted payment page intake and via direct and manual feeds. The solution leverages machine learning to constantly increase automation and minimize costly and manual exception handling. Our integrations with banks, AP portals and ERPs enable rapid deployment and deliver industry-leading match rates and straight through processing. Exception handling is simplified via our intuitive user interface that is augmented by smart suggestions and an active learning process that actively eliminates exception types once handled.

•
Collections. Our collections module enables customers to shift from a reactive recovery-centric model to a strategic customer touchpoint-centric operation, preventing payment delays and driving positive customer experiences. The solution delivers process efficiency and increases financial recoveries by automating workflows and providing clear visibility across relevant data points and actions taken. Policies are deployed and monitored across a collections team driving consistent focus and behaviors. Our embedded in-line payment acceptance and dispute-handling capabilities at each interaction point are often critical to recoveries.

•
Business Payments Network (BPN). The BPN makes accepting electronic payments easy. The network connects suppliers and their underlying systems, AP portals, payment card issuers, banks, and payment processors in a comprehensive, supplier-driven way. Remittance and payments are automatically delivered to a supplier’s “Digital Lockbox” for processing and distribution to their accounting and ERP systems. Participating buyers and financial institutions can also facilitate payment automation with access to BPN’s supplier business directory, a transparent listing of supplier payment preferences. The BPN allows complex financial and payment data to come together in a single platform and at scale, while providing seamless payment processing, reconciliation and remittance management.

The Print segment includes most of the revenues generated through the invoicing module described above and is primarily responsible for printing and mailing customer invoices and optimizing the time and costs associated with billing customers via mail. The remaining solutions and modules described above, as well as the electronic invoice presentment components of invoicing, are included in the Software and Payments segment.

Our Customers

We digitally transform e-commerce, credit, AR and B2B payment processes for over 1,800 customers using our solutions. We are trusted by our customers to manage complex order-to-cash processes that include diverse buyers with many end points, multiple ERP systems and AP portal interactions, and high volumes of invoices and payments.

Our solution is flexible enough to meet the needs of companies ranging from mid-market, or companies with $50 million to $600 million in annual revenues, to enterprise companies, or companies with more than $600 million in annual revenues, including many Fortune 500 companies.

In both mid-market and enterprise companies, target customers have complex order-to-cash processes as generally indicated by several factors including diverse buyers with many end points, multiple ERP systems and AP portal interactions and high volumes of invoices and payments. Our platform delivers a common set of solutions to customers across both mid-market and enterprise companies with no material differences in how the solutions are provided, serviced or marketed to each category of customers. We currently serve companies in more than 40 industries and present invoices in more than 190 countries. We have established significant market penetration among mid-market and enterprise companies in key verticals, including technology, healthcare, industrial, construction and consumer-packaged goods. Our platform is highly configurable across industry verticals and interacts with more than 100 ERP systems.

Throughout our engagement with customers, we seek to increasingly digitally transform their AR and payment processing functions. Most customers begin with one or two modules and adopt additional modules over time, leveraging the breadth of our platform. We have a dedicated eSolutions team whose overarching focus is helping customers achieve business outcomes. Combining their efforts with those of the rest of our organization, we have achieved a less than 3% customer revenue churn rate, 100% plus net dollar retention rate for the twelve months ended December 31, 2020 and a consistent 50 plus NPS score.

Here are two recent examples of our collaborative work with our customers and its results:

•
Global storage and information management solutions provider: When we began working with this customer, the customer had an internal goal to convert 24,000 customers from print to digital in one year. The customer exceeded that goal in approximately one year, with 33,000 customers converted, and the customer currently sends out more than 800,000 documents per month across North America utilizing our solutions, reaching a rate for digital distribution of documents of 71% and continuing to grow.

•
Global leader in performance-driven golf products: Our cash application module helped this customer achieve ACH payment match rates averaging 99.5% and enabled the company to reduce the amount of time used to perform cash application processing by an estimated 20 hours per day. These improvements helped facilitate a 20% annual increase in electronic payments.

Billtrust’s Go-to-Market Strategy

We target middle market and enterprise companies that serve a wide variety of customers and have high frequency sales with complicated AR processing requirements. Our target market includes both mid-market and enterprise corporations across a variety of industry verticals. We are largely a direct sales organization and work in tandem with a variety of channel partners including banks, AP providers, industry associations, VARs and ERPs.

The breadth of our platform enables us to market modules for digital transformation across the entire AR spectrum and also allows us to focus on particular customer pain points. This includes functional areas of credit, order, invoicing, payments, cash application and collection. In most cases, our new customer acquisitions are initially for one to two modules, including integrated payments. This creates a significant land and expand opportunity, which is a key underlying objective and value driver in our business.

We calibrate our sales and marketing activities based upon the size of the customer and whether the customer is an existing customer or a new logo opportunity.

•
New Customer Acquisition. Our direct sales team consists of sales representatives that have designated portfolios of accounts. We use account-based selling and marketing. This includes persona identification such as individual influencers, gatekeepers and decision makers. We also take a classic funnel approach to marketing against a large number of targets that drives activity to the top of our sales funnel. Our account development team quickly manages this activity to qualify leads and transition opportunities to our sales executives.

•
Existing Customer Expansion. We follow a land and expand strategy and regularly seek to grow our business by expanding within our existing customer base. This is achieved by selling new modules into that base, penetrating additional divisions or related parties, and activating incremental electronic payment processing activity. Our teams identify the expansion opportunity within each account based on modules purchased and proclivity to purchase additional solutions based on industry and company dynamics. This enables disciplined account planning, targeting, execution and success measurement.

Research & Development

We are committed to helping finance leaders and their organizations provide a cost-effective and differentiated customer experience for billing and payments. Through a combination of primary and secondary market research, we constantly seek to identify new solutions to build as well as ways to improve current solutions in order to help these leaders serve their customers better. Specific actions include product roadmap planning, quality assurance and testing of new and existing product technology and maintenance and enhancement of our existing technology and infrastructure. Our research and development organization is comprised of engineering, data science, product and User Experience (“UX”) design teams. Our engineering teams are responsible for developing new proprietary technology, and also innovate by applying existing technologies within AR processes. Our research and development staff are constantly seeking to provide new insights from data analysis and strengthen predictive models. We believe that user interactions with our software need to be productive and enjoyable, and consequently we are highly focused on investing in UX design. We are committed to delivering impactful, highly-connected, easy-to-deploy, enterprise-grade solutions for AR with integrated payments.

Competition

All mid-market and enterprise businesses require order-to-cash processes. However, most order-to-cash processes are often manual and dated, with limited automation or ERP customization. Such conventional processes remain our single largest competitor to date. Other competitors include smaller players that focus on disparate AR solutions with limited payments integration. We are unaware of any single integrated AR provider with revenues greater than $150 million with whom we directly compete.

The market for our cash cycle management products, including e-commerce order, credit application, invoice presentment, payment facilitation and automated cash applications, is fragmented, competitive, and constantly evolving. Our competitors range from large entities to smaller suppliers of solutions that focus on billing, invoicing solutions and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Accounting software providers, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships.

The category of AR automation is also emerging, following similar growth patterns as the ongoing digital transformation of AP solutions offered by companies like Coupa or SAP Ariba.

Successfully combining AR with integrated payments functionality within companies’ overall information technology footprint can help companies reduce their AR operating costs and increase speed of invoicing, cash receipt and cash application. We believe that the key competitive factors in our market include:

•	High customer satisfaction and return on investment;

•	Ability to automate and digitally transform AR processes;

•	Product quality, configurability, and functionality;

•	Scalability of cloud-based software solutions with common UX;

•	Ease of deployment and integration into both modern and legacy ERP systems;

•	Extensiveness of ecosystem integrations;

•	Advanced security and control;

•	Brand recognition and market share;

•	Regulatory compliance leadership and know-how in movement of money; and

•	Flexibility to accept transactions across multiple modalities and currencies.

On the basis of these factors, we believe we are well-positioned among our competitors to help mid-market and enterprise businesses transform their AR with integrated payments. Specifically, we believe we can enable greater operational efficiency and improve customer experiences for billing and payments. We expect industry transformation will be influenced by ongoing digitization of B2B e-commerce and AP processes, government tax reforms requiring electronic invoicing and increased demand for work-from-home solutions for AR and integrated payments.

Regulatory Environment

We operate in a rapidly evolving regulatory environment. We operate through clearance and settlement systems of regulated financial institutions. The accounts that are used to move money on behalf of our customers are at banks with which we maintain contractual relationships. We enter into direct contracts with our customers, and for certain of those who provide goods or services, we act as agent of payment.

We have implemented an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other foreign authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols and internal controls, including the designation of an AML compliance officer to oversee the programs, and are designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing risks.

We collect and use a wide variety of information for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire in connection with our customers’ use of our services, is subject to numerous federal and state laws and regulations in the United States. Accordingly, we publish our privacy policies and terms of service, which describes our practices concerning the use, transmission, and disclosure of information.

In addition, several foreign countries and governmental bodies, including the European Union (the “EU”), have laws and regulations dealing with the collection, use, disclosure, and protection of information which are more restrictive than those in the United States. Such laws and regulations may be modified or subject to new or different interpretations, new laws and regulations may be enacted, or we may modify our products or services in the future, which may subject us to such laws and regulations. For example, Europe’s top court (the Court of Justice of the European Union) recently ruled that the Privacy Shield, a mechanism used by thousands of companies to transfer data between the EU and United States, was invalid and could no longer be used and also called into question the use of the standard contractual clauses.

Various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are applicable to us and may impact our business. These issues include identity theft, account management guidelines, privacy, information sharing, disclosure rules, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant.

Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required certifications or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability and constraints on our ability to continue to operate. For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our payments business and regulation in the areas of privacy and data use, under Part I, Item IA “Risk Factors-Risks Related to Business and Industry.”

Intellectual Property

Certain of our products and services are based on proprietary software and related solutions. We rely on a combination of copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure, confidentiality, and other contractual arrangements to establish, maintain, and enforce our intellectual property rights in our technology, including with respect to our proprietary rights related to our products and services. In addition, we license technology from third parties that is integrated into some of our solutions.

We own a number of registered service marks, including BILLTRUST and other pending applications. We also own a number of domain names, including www.billtrust.com.

Employees

As of December 31, 2020, we had 566 employees, consisting of 204 employees in operations and support, 182 employees in research and development, 57 employees in general and administrative and 123 employees in sales and marketing.

Business Combination

We were originally known as South Mountain Merger Corp, or SMMC. On January 12, 2021, SMMC consummated the Business Combination with Legacy Billtrust pursuant to that certain Business Combination Agreement, dated October 18, 2020 (as amended on December 13, 2020, the “BCA”), among SMMC, Legacy Billtrust, First Merger Sub and Second Merger Sub. In connection with the closing of the Business Combination, SMMC changed its name to BTRS Holdings Inc. Legacy Billtrust was deemed to be the accounting acquirer in the Mergers based on an analysis of the criteria outlined in Accounting Standards Codification Topic 805, Business Combinations. While SMMC was the legal acquirer in the Mergers, because Legacy Billtrust was deemed the accounting acquirer, the historical financial statements of Legacy Billtrust became the historical financial statements of the combined company, upon the consummation of the Mergers.

Immediately prior to the effective time of the Mergers (the “Effective Time”), each share of preferred stock of Legacy Billtrust (the “Legacy Billtrust Preferred Stock”) that was issued and outstanding was automatically converted into a number of shares of common stock, par value $0.001 per share (the “Legacy Billtrust Common Stock”), of Legacy Billtrust at the then-effective conversion rate as calculated pursuant to the Fifth Amended and Restated Certificate of Incorporation of Legacy Billtrust (as amended), such that each converted share of Legacy Billtrust Preferred Stock was no longer outstanding and ceased to exist, and each holder of Legacy Billtrust Preferred Stock thereafter ceased to have any rights with respect to such securities (the “Legacy Billtrust Preferred Stock Conversion”).

At the Effective Time, by virtue of the First Merger and without any action on the part of SMMC, First Merger Sub, Legacy Billtrust or the holders of any of the following securities:

(a)   each share of Legacy Billtrust Common Stock that was issued and outstanding immediately prior to the Effective Time (other than any shares of Legacy Billtrust Common Stock that were outstanding immediately prior to the Effective Time and that were held by Legacy Billtrust stockholders who neither voted in favor of the First Merger nor consented thereto in writing and who demanded properly in writing appraisal for such shares of Legacy Billtrust Common Stock in accordance with Section 262 of the Delaware General Corporate Law (the “DGCL”) and otherwise complied with all of the provisions of the DGCL relevant to the exercise and perfection of dissenters’ rights (the “Dissenting Shares”) and the Cancelled Shares (as defined below)) was cancelled and converted into (i) the contingent right to receive a number of shares of South Mountain Class A common stock, par value $0.0001 per share (“South Mountain Class A Common Stock”) or South Mountain Class C common stock, par value $0.0001 per share (“South Mountain Class C Common Stock”), as applicable (such shares, the “Earnout Shares”) (which may be zero (0)); provided, however that such contingent right to receive Earnout Shares will not be applicable for the corresponding shares of Legacy Billtrust Common Stock exchanged in a Cash Election (as defined below), and (ii) (A) if the holder of such shares of Legacy Billtrust Common Stock made a proper and timely election to receive cash (“Cash Election”) with respect to such shares of Legacy Billtrust Common Stock (each such share, a “Cash Electing Share”), an amount in cash, without interest, equal to the quotient of $1,189,504,520 divided by the Legacy Billtrust Outstanding Shares (as defined below) (the “Per Share Merger Consideration Value”) and (B) if the holder of such share of Legacy Billtrust Common Stock made a proper and timely election to receive shares of South Mountain Class A Common Stock or South Mountain Class C Common Stock, as applicable (a “Stock Election”), with respect to such share of Legacy Billtrust Common Stock, which election has not been revoked, or the holder of such share fails to make a Cash Election or Stock Election with respect to such share of Legacy Billtrust Common Stock, the Per Share Stock Consideration (as defined below);

(b)   each share of Legacy Billtrust Common Stock or Legacy Billtrust Preferred Stock (together, “Legacy Billtrust Capital Stock”) held in the treasury of Legacy Billtrust was cancelled without any conversion thereof and no payment or distribution was made with respect thereto (such shares of Legacy Billtrust Capital Stock, the “Cancelled Shares”);

(c)   each share of common stock of First Merger Sub, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of the Surviving Corporation;

(d)   each option to purchase Legacy Billtrust Common Stock, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time (each, a “Legacy Billtrust Option”) was assumed by SMMC and converted into (i) an option to purchase shares of South Mountain Class A Common Stock (each, a “Converted Option”), and (ii) the contingent right to receive a number of Earnout Shares (or restricted stock units of SMMC denominated in a number of shares of Class 1 common stock,  par value $0.0001 per share (“Class 1 Common Stock” or “Common Stock”) with respect to unvested options to purchase Legacy Billtrust Common Stock) if certain share prices of Common Stock are achieved and other conditions are satisfied following the Closing Date. Each Converted Option will have and be subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Legacy Billtrust Option immediately before the Effective Time, except that (A) each Converted Option became exercisable for that number of shares of South Mountain Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Billtrust Common Stock subject to the Legacy Billtrust Option immediately before the Effective Time and (2) the Per Share Stock Consideration; and (B) the per share exercise price for each share of South Mountain Class A Common Stock issuable upon exercise of the Converted Option will be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the exercise price per share of Legacy Billtrust Common Stock of such Legacy Billtrust Option immediately before the Effective Time by (2) the Per Share Stock Consideration; and

(e)   The following terms shall have the respective meanings ascribed to them below:

“Legacy Billtrust Outstanding Shares” means the total number of shares of Legacy Billtrust Common Stock and Legacy Billtrust Preferred Stock (on an “as-converted” to Legacy Billtrust Common Stock basis) on a fully diluted basis as of the Closing Date using the treasury method of accounting, including, without duplication, the number of shares of Legacy Billtrust Common Stock issued upon the Legacy Billtrust Preferred Stock Conversion, the number of shares of Legacy Billtrust Common Stock issued or issuable upon the exercise of all Legacy Billtrust Options and the shares of Legacy Billtrust Common Stock underlying that certain warrant of Legacy Billtrust exercisable into 14,527 shares of Series C Preferred Stock issued to Square 1 Bank on July 10, 2014 or any other Equity Equivalents (as defined in the BCA).

“Per Share Stock Consideration” means a number of shares of SMMC Elected Common Stock equal to (i) the Per Share Merger Consideration Value divided by (ii) 10.

“SMMC Elected Common Stock” means South Mountain Class A Common Stock; provided, that “SMMC Elected Common Stock” means South Mountain Class C Common Stock with respect to one Legacy Billtrust stockholder that elected to receive South Mountain Class C Common Stock.

At the effective time of the Second Merger (the “Second Effective Time”), by virtue of the Second Merger and without any action on the part of SMMC, Surviving Corporation, Second Merger Sub or the holders of any securities of SMMC or the Surviving Corporation or the Second Merger Sub: (x) each share of the Surviving Corporation issued and outstanding immediately prior to the Second Effective Time was cancelled and ceased to exist without any conversion thereof or payment therefor; and (y) each membership interest in Second Merger Sub issued and outstanding immediately prior to the Second Effective Time was converted into and became one validly issued, fully paid and non-assessable membership interest in the Surviving Entity, which constitutes the only outstanding equity of the Surviving Entity. From and after the Second Effective Time, all certificates, if any, representing membership interests in Second Merger Sub have been deemed for all purposes to represent the number of membership interests of the Surviving Entity into which they were converted in accordance with the immediately preceding sentence.

A description of the Business Combination and the terms of the BCA are included in the definitive proxy statement, consent solicitation statement and final prospectus, dated December 22, 2020 (the “Proxy Statement/Consent Solicitation Statement/Prospectus”) filed by the Company with the Securities and Exchange Commission (the “SEC”) in the section entitled “Proposal No. 2—The Business Combination Proposal” beginning on page 114 of the Proxy Statement/Consent Solicitation Statement/Prospectus.

On October 18, 2020, a number of purchasers (each, a “Subscriber”) agreed to purchase from us an aggregate of 20,000,000 shares of South Mountain Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of October 18, 2020. Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the closing of the Business Combination.

Following the consummation of the Business Combination, all outstanding shares of South Mountain Class A Common Stock were reclassified as shares of Class 1 Common Stock on a one-to-one basis and all outstanding shares of South Mountain Class C Common Stock were reclassified as shares of Class 2 Common Stock on a one-to-one basis. As of the Closing Date and following the completion of the Business Combination, we had the following outstanding securities:

•
approximately 138,724,644 shares of Class 1 Common Stock, including 2,375,000 shares that are subject to the vesting and forfeiture provisions in the Share and Warrant Cancellation Agreement (as defined below);

•	approximately 6,537,735 shares of Class 2 Common Stock; and
•	approximately 12,500,000 warrants, each exercisable for one share of Class 1 Common Stock at a price of $11.50 per share (the “Warrants”).

The rights of holders of our Class 1 Common Stock and Warrants are governed by our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), our amended and restated bylaws (the “Bylaws”) and the DGCL, and, in the case of the Warrants, the Warrant Agreement, dated June 19, 2019, between SMMC and the Continental Stock Transfer & Trust Company, as the warrant agent.

Corporate Information

SMMC was incorporated in Delaware in February 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. SMMC completed its initial public offering (the “IPO”) in June 2019. In January 2021, a business combination between SMMC and Legacy Billtrust was effected through the mergers of (a) First Merger Sub with and into Legacy Billtrust with Legacy Billtrust surviving as a wholly-owned subsidiary of SMMC (Legacy Billtrust, in its capacity as the surviving corporation of the merger, being referred to as the “Surviving Corporation”) and (b) the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger, which ultimately resulted in Legacy Billtrust becoming a wholly-owned direct subsidiary of SMMC. In connection with the Mergers, we changed our name to BTRS Holdings Inc.

Our principal executive offices are located at 1009 Lenox Drive, Suite 101, Lawrenceville, New Jersey 08648. Our telephone number is (609) 235-1010. Our website address is www.billtrust.com. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make our SEC filings available on our corporate website, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We periodically provide other information for investors on our corporate website, including press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains some of our trademarks, service marks and trade names, including, among others, BILLTRUST. Each one of these trademarks, service marks or trade names is either (1) our registered trademark, (2) a trademark for which we have a pending application, or (3) a trade name or service mark for which we claim common law rights. All other trademarks, trade names or service marks of any other company appearing in this Annual Report on Form 10-K belong to their respective owners. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are presented without the TM, SM and ® symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our respective rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Our Status as an Emerging Growth Company

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

Legacy Billtrust was incorporated in 2001 and has mostly experienced net losses and negative cash flows from operations since inception. Legacy Billtrust generated net losses of $17.0 million, $22.8 million and $18.2 million for fiscal years 2020, 2019 and 2018, respectively. As of December 31, 2020, Legacy Billtrust had an accumulated deficit of $171.5 million. While Legacy Billtrust has experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive increased adoption by current customers and new customer adoption, and expand channel sales and adoption and usage of our Business Payments Network, or BPN. Our operating results each quarter are also impacted by the mix of our revenue generated from our different revenue sources, which include subscription fees, transaction fees and service fees. Changes in our revenue mix from quarter to quarter will impact our margins, and we may not be able to grow our higher margin subscription and payments based revenue adequately to achieve or sustain profitability. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and the value of our Common Stock and Class 2 Common Stock (as defined below) may significantly decrease.

Our recent rapid growth, including growth in our volume of payments and transactions on the BPN, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Legacy Billtrust’s revenue was $145.7 million, $136.5 million and $120.5 million for fiscal years 2020, 2019 and 2018 , respectively. Even if our revenue continues to increase, our growth rate may decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	attract new customers and increase sales to our existing customers;

•	increase adoption and usage of our products and services, including the BPN;

•	manage the effects of the COVID-19 pandemic on our business and operations;

•	expand the functionality and scope of the products we offer;

•	increase the rates at which customers subscribe to and continue to use our products;

•	increase the volume of payments processed;

•	increase awareness of our brand and successfully compete with other companies;

•	expand into markets outside the United States;

•	provide our customers with high-quality customer support that meets their needs; and

•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products and services.

We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our markets, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth or growth in our volume of payments processed.

In addition, we expect to continue to expend substantial financial and other resources on:

•	sales, marketing and customer success, including an expansion of our sales organization and new customer success initiatives;

•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;

•	product development, including investments in our product development team and the development of new products and new functionality;

•	expanding into markets outside the United States;

•	acquisitions or strategic investments;

•	regulatory compliance and risk management; and

•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term.

The COVID-19 pandemic has materially impacted the United States and global economies, and could have a material adverse impact on our employees, customers and partners, which could adversely and materially impact our business, financial condition and results of operations.

The World Health Organization has declared the outbreak of the novel coronavirus COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. In addition, many jurisdictions in the United States have limited social mobility and gathering. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed or limited the number of persons who can attend or use most public establishments, including schools, restaurants and shopping malls. Our customer invoices processed declined in March 2020 and April 2020 from prior year levels before recovering. Our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. As the COVID-19 pandemic persists, governments (at national, state and local levels), companies and other authorities may continue to implement restrictions or policies that could adversely impact business to business spending, consumer spending, global capital markets, the global economy and our stock price. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, we saw our transaction fees, including those in the print segment, decrease year over year for certain customers. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), we temporarily reduced employee salaries, almost all of our employees are currently working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and business. Our modified business practices, and any further actions we may take, may adversely impact our employees and employee productivity. The COVID-19 pandemic may also adversely impact the operations of our customers and partners. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and margins. We may experience delays or changes in customer demand, particularly if customer funding priorities change.

Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse impact on our business operations, revenues and financial condition as well as some of our underlying business drivers such as customer growth and payment and transaction volumes; however, the ultimate impact of the COVID-19 pandemic on us and our business operations, revenues and financial condition is highly uncertain and subject to change. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “—Risks Related to Business and Industry” section.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platform or products may be perceived as not being secure, customers may reduce the use of or stop using our products and platform and we may incur significant liabilities.

We, our customers, our partners and third-party vendors and data centers that we use obtain and process large amounts of sensitive data, including data related to our customers and their transactions, as well as other data of the customers of our customers related to their spending, payments, invoices, billing, and transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.

Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own information technology infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer or employee fraud or mistake, account takeover, supply chain attacks, check fraud or cybersecurity attacks, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have experienced cybersecurity incidents of various scale in the past. For example, in October 2019, Legacy Billtrust experienced a malware attack on its systems that temporarily adversely affected the availability of certain services to certain customers and was eradicated within its network with no evidence of exfiltration of data. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our customers’ data or our sensitive corporate information.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data or who access data from us or our partners to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, on our systems, our service providers’ systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy, data protection, and information security measures are implemented and enforced. If we experience security breaches and sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur production downtime and significant costs associated with remediation and the implementation of additional security measures, may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, lawsuits and penalties.

In addition, our financial institution partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with customers and partners, if there is a breach of sensitive data that we store, we could be liable to the customer or partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing customers or partners, prevent us from obtaining new customers or partners, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, such as forensics and fraud monitoring, cause production downtimes, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations and class action litigation. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, as the current COVID-19 pandemic continues to result in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We have heightened monitoring in the face of such risks, but cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents.

We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations and key metrics, such as our revenue, gross profit, net dollar retention and total payment volume may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our Common Stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers;

•	the addition or loss of one or more of our larger customers, including as the result of acquisitions or consolidations;

•
the timing of recognition of revenues, including a significant portion of our revenues that are transaction-based and highly recurring in nature and vary based on the number of invoices processed, payments made and payment volume;

•	the amount and timing of operating expenses;

•	general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID-19 pandemic;

•	the timing of our billing and collections;

•	customer renewal, expansion, and adoption rates;

•	security breaches of, technical difficulties with, or interruptions to the delivery and use of our products and services on our platform;

•	the amount and timing of completion of professional services engagements;

•	increases or decreases in the number of users for our products, services and platform, or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•
the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners;

•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements and the adoption thereof;

•	fluctuations in stock based compensation expense;

•	expenses in connection with mergers, acquisitions or other strategic transactions;

•	the amount and timing of expenses related to our expansion to markets outside the United States; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our growth rate may slow in the future as our market penetration rates increase. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to achieve or sustain profitability in future periods, which could harm our business and cause the market price of our Common Stock to decline.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports, especially in connection with our BPN services. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, as well as to facilitate the rapid provision of new customer implementations and transaction volume. However, the provision of new hosting infrastructure requires significant lead time. We could experience disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with our increased number of users, transactions and data that our operations infrastructure supports, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our revenue as well as our reputation.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers, employees or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.

We offer cloud based billing, invoicing and payment facilitation solutions for a large number of customers. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We may be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees or third-parties.

The techniques used to perpetrate fraud are continually evolving and we may not be able to identify all risks created by new products or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our solutions could enable criminals and those committing fraud to steal significant amounts of money accessing our platform. As greater numbers of customers use our platform, our exposure to material risk losses from a single customer, or from a small number of customers, will increase.

Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our platform evolve, we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses. Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability, governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our customers and partners.

We facilitate the transfer of customer funds daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

For the year ended December 31, 2020, Legacy Billtrust processed approximately $55 billion in payments on its platform, compared to $44 billion in 2019. Legacy Billtrust has grown rapidly and we seek to continue to grow, and although we maintain a multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, fraud, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors. As a provider of invoicing, billing, cash cycle management, and payment solutions, we collect and facilitate the transfers of funds on behalf of our customers that are subject to losses, disruptions, and errors.

Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud-based software for complex financial operations, the occurrence of any credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with customers or partners, each of which could result in:

•	loss of customers;

•	lost or delayed market acceptance and sales of our products and services and decreased use of our platform;

•	legal claims against us including warranty and service level agreement claims;

•	regulatory enforcement action;

•	diversion of our resources; or

•	increased insurance costs.

Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results and financial condition could be adversely affected.

If we are unable to attract new customers, the growth of our revenues will be adversely affected.

To increase our revenues, we must add new customers, increase transaction volume of existing customers and sell additional products and services to current customers. The expansion of our customer base is critical to our ability to continue the growth of our revenues. If we do not grow our customer base, our revenues will slow in future periods or will start to decline, as a result of customers not renewing.

If competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.

Our business depends substantially on our customers renewing their contracts and subscriptions and purchasing additional subscriptions from us. Any decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users and additional products and services to their subscriptions. Our customers have no obligation to renew their subscriptions, and there can be no assurance that our customers will renew subscriptions with a similar contract period or with the same or a greater number of authorized users and products and services. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates.

Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products, our services, our customer support, our prices and contract length, the prices of competing solutions, the results of any customer security audit of our platform or any other customer audit of us, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. Our future success also depends in part on our ability to increase the adoption rate of our products and services for our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or additional products and services, our revenues may decline, and we may not realize improved operating results from our customer base.

Because we recognize subscription revenues over the term of the contract, fluctuations in new sales and customer cancellations may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenues from customers ratably over the terms of their contracts. Most of our subscription revenues in any quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new subscriptions or an increase in customer cancellations in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline or increase would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of customer cancellations, may not be fully apparent from our reported results of operations until future periods.

We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term.

Our business depends, in part, on our partnerships with financial institutions, third party service providers, processing providers and other financial services suppliers. If any of our agreements with such financial institutions, third party service providers, processing providers, or financial services providers are terminated, we could experience service interruptions.

Our business requires us to enter into contracts and relationships with financial institutions, processors and other financial services suppliers. To grow our business, we will seek to expand our relationships with our financial institution partners, processors and other financial services suppliers, and to partner with additional banks and financial institutions, processors, financial services providers and suppliers. These partners and suppliers have contractual and regulatory requirements and conditions that we must satisfy and continue to comply with in order to continue and grow the relationships. For example, our financial institution partners, processors and financial services suppliers may require us to submit to an exhaustive security audit, given the sensitivity and importance of storing their customer billing and payment data on our platform. If we are unsuccessful in establishing, growing, or maintaining our relationships with partners, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer.

We also depend on banks to process transactions, including Automated Clearing House (“ACH”) and network branded third party payment card transactions, for our customers. We have entered into agreements with banks for payment processing and related services. These agreements include significant security, compliance, and operational obligations. If we are not able to comply with those obligations or our agreements with the processing banks or our credit card transaction processor are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing customer relationships or making us less attractive to potential new customers.

Our growth depends in part on the success of our relationships with third parties.

We have established relationships with a number of other companies, including financial institutions, processors, other financial services suppliers, implementation partners, technology and cloud-based hosting providers, and others. In order to grow our business, we anticipate that we will need to continue to establish and maintain relationships with third parties, and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be more effective in providing incentives to third parties to favor their products or services.

We also provide print and mail services as part of our billing and invoicing solutions and depend on postage and delivery through the United States Postal Service. Postage and delivery is a significant cost incurred in connection with our print and mail billing and invoicing solutions. As a result of this dependence, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics, government shutdowns or bioterrorism.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if we are successful in our strategic relationships, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenues.

Growth in usage of the BPN depends, in part, on our relationship with Visa.

We rely on our strategic relationship with Visa to accelerate adoption of and grow the users for and transactions processed on the BPN. We have an agreement with Visa to promote, market and expand the BPN. This relationship is significant to our BPN business, has experienced significant growth, and has led to numerous additional customers and transactions for us. Our agreement with Visa became effective on April 4, 2019 and has a term of four years through April 4, 2023 (subject to a potential one year extension). Visa may terminate the agreement for convenience on 30 days’ notice subject to making certain required payments to us and in other circumstances should we not satisfy our obligations under the agreement. If for any reason our BPN relationship with Visa ends or we are unable to grow transactions and increase adoption of the BPN through that relationship, our growth prospects may be adversely affected. Visa may also seek to develop a solution of its own, acquire a solution to compete with the BPN, or decide to partner with a competitor and build a new product, thereby harming our growth prospects and adversely affecting our results of operations.

Our business could be adversely affected if our customers are not satisfied with the implementation services provided by us or our partners.

Our business depends on our ability to satisfy our customers with respect to our products and platform as well as the services that are performed to help our customers use features and functions of our products. Services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these implementation services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of services or functionality of our platform or the products delivered, we may incur additional costs in addressing the situation, the work may not be profitable to us, and the customer’s dissatisfaction with our services or those of our partners could damage our ability to retain that customer or expand that customer’s use of our products and services. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for our cash cycle management products, including e-commerce order, credit application, invoice presentment, payment facilitation and automated cash applications, is fragmented, competitive, and constantly evolving. Our competitors range from large entities to smaller suppliers of solutions that focus on billing, invoicing solutions and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Accounting software providers, such as Intuit, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. These software providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our products and services to potential customers or partners with existing solutions, we must convince their internal stakeholders that our products and services are superior to their current solutions.

We compete on several factors, including:

•	product features, quality, and functionality;

•	data asset size and ability to leverage artificial intelligence to scale with our customers’ business needs;

•	ease of deployment;

•	ease of integration with customers’ and partners’ application programming interfaces (API) for their billing and payment systems as well as third-party technologies;

•	ability to automate processes;

•	cloud-based delivery architecture;

•	advanced security and control features;

•	brand recognition; and

•	pricing and total cost of ownership.

Our competitors vary in size, breadth, and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, more established customer relationships, larger research and development and marketing budgets, a larger global footprint and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. For example, an existing competitor or new entrant could introduce new technology that reduces demand for our products or services.

For these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our products and services to continue to achieve or maintain market acceptance, any of which would harm our business, operating results and financial condition.

If we fail to integrate with our customers’ and partners’ APIs for their billing and payment systems and with third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results may be harmed.

Our platform must integrate with our customers’ and partners’ APIs for their billing and payment systems and with third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies that may be implemented by our customers or partners or third-party technology providers. Any failure of our platform to integrate with our customers’ or partners’ APIs or with technology developed by third-party technology providers could reduce demand for and make our platform less marketable, less competitive or obsolete. In addition, an increasing number of individuals within enterprises that we serve are utilizing mobile devices to access the Internet and corporate resources and to conduct business. If we cannot continue to effectively make our platform available on these mobile devices and offer the products, services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers.

Because our platform is sold to businesses with complex operating environments, we may encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenues and achieve profitability depends, in large part, on our ability to continue to attract mid-market and large enterprises to our platform and grow this segment of our customer base. We expect to continue to focus most of our sales efforts on these customers in the near future. Accordingly, we will continue to face greater costs, longer sales cycles and less predictability in completing some of our sales, than would be expected from selling to a predominantly small business target customer base. A delay in or failure to close a large sale to one or more prospective new customers could cause harm to our business and financial results and cause our financial results to vary significantly from period to period.

Our typical sales cycle ranges from three to nine months. The wide range reflects that a number of timing factors can vary significantly between prospective customers, many of which we cannot control, including:

•	customers’ budgetary constraints and priorities;

•	the timing of customers’ budget cycles;

•	the need by some customers for lengthy evaluations; and

•	the length and timing of customers’ approval processes.

In addition, as a result of the recent COVID-19 pandemic, many local governments as well as enterprises have limited travel and in person meetings and implemented other restrictions that could make the sales process more lengthy and difficult.

Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our platform to these prospective customers. The customer’s decision to use our platform may also be an enterprise-wide decision, and these types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money educating the prospective customer as to the value of our platform. In addition, we have no assurance that a prospective customer will ultimately purchase any services from us at all, regardless of the amount of time or resources we have spent on the opportunity. For example, our target customer may decide in the end to purchase software from one of our larger, more established competitors because they are unsure about moving forward with a newer and less well-known brand such as ours. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales, and our results of operations may differ from expectations.

Interruptions or delays in the services provided by third-party data centers or internet service providers could impair the delivery of our platform and our business could suffer.

We host our platform using third-party cloud infrastructure services. We also use public cloud hosting with Amazon Web Services (AWS) and Microsoft Azure. All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our services in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to provide our products and services in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

Our products and platform are accessed by many customers, often at the same time. As we continue to expand the number of our customers and products available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.

We have experienced rapid growth and expect our growth to continue and if we fail to manage our growth effectively, we may be unable to execute on our plans and strategies, maintain and grow customer adoption and use of our products and services, or adequately address competitive challenges.

We have experienced a rapid growth in our business, headcount and operations in recent years. We anticipate that we will continue to expand our operations and headcount in the near future. This growth has placed, and future growth will place, a significant strain and demands on our management and administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our key business applications, processes and information technology (“IT”) infrastructure to support our business needs;

•
enhancing information and communication systems to ensure that our employees and offices are well-coordinated and can effectively communicate with each other and our growing base of customers and partners;

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results; and

•	appropriately documenting our IT systems and our business processes.

The systems enhancements and improvements necessary to support our business as we continue to scale will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of our platform and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, failure to effectively manage growth could result in difficulty or delays in increasing our customer base, increasing use by our customers of our products and services, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features and/or other operational difficulties, any of which could adversely affect our business performance and results of operations.

Payments and other financial services-related regulations and oversight are material to our business, and any failure by us to comply could materially harm our business.

There are a wide range of federal and state agencies who regulate aspects of our business, and compliance with their various regulations can be costly and difficult.

The local, state, and federal laws, rules, regulations, licensing schemes and industry standards that govern our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so.

These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

If we fail to predict how a state or federal regulator might apply a law or regulation potentially applicable to us, we could be subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. This could also require changes to the manner in which we conduct some aspects of our business.

We rely on various exemptions from licensing, and regulators may find that we have violated applicable laws or regulations.

We are not licensed at the state or federal level as a money transmitter, and believe that we have valid exemptions from licensure based on our business model. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented anti-money laundering program. Should any state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences.

The adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations could subject us to new registration or licensing requirements. Such changes could also limit business activities until we are appropriately licensed. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

The regulatory environment we operate in is subject to constant change, and new regulations could make aspects of our business as currently conducted no longer possible.

In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

Government agencies may impose new or additional rules on money transmission, including regulations that:

•	prohibit, restrict, and/or impose taxes or fees on transactions in, to or from certain countries or with certain governments, individuals, and entities;

•	impose additional customer identification and customer due diligence requirements;

•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;

•	limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;

•	impose minimum capital or other financial requirements;

•	limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;

•	require enhanced disclosures to our money transmission customers;

•	require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;

•	limit the number or principal amount of transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and

•
restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region.

Changing regulatory requirements might render our products and services obsolete or might block us from developing new products and services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become more costly.

We might not be able to obtain or maintain any such licenses or regulatory approvals, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in obtaining and maintaining licenses, certifications, and approvals, and we could be subject to fines or other enforcement action, and cease and desist orders if we are found to violate anti-money laundering, corporate governance, or license requirements. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.

We are subject to third party audits and periodic reviews of our business, and we could face liability if we are found not in compliance with various laws and regulations.

Third-party auditors periodically audit our anti-money laundering program. In the future, as a result of the regulations that could be deemed to apply to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions.

We depend on our senior management team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Flint Lane, has led Legacy Billtrust since its inception in 2001 and is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services, security and compliance and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We have employment agreements with some of our executive officers but the terms allow for termination by either party at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for designing and developing products and software for our platform. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. Certain of our key employees have been with us for a long period of time and have fully vested stock options that may become valuable if they become publicly tradable. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If we fail to offer high-quality customer support, or if our support is more expensive than anticipated, our business and reputation could suffer.

Our customers rely on our customer support services, which we refer to as customer success, to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. We primarily provide customer support over chat and email, with limited phone-based support. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, our ability to retain customers, increase adoption by our existing customers and acquire new customers could suffer, and our reputation with existing or potential customers could be harmed. If we are not able to meet the customer support needs of our customers by chat and email during the hours that we currently provide support, we may need to increase our support coverage and provide additional phone-based support, which may reduce our profitability.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, our products may become less competitive.

The market for our billing, invoicing, cash cycle management and payment facilitation solutions is subject to ongoing technological change, evolving industry standards, changing regulations and payment methods, and changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications and new product features. If we are unable to enhance our platform and products, add new payment methods or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results and financial condition would be adversely affected. Furthermore, modifications to our existing platform, products, or technology will increase our research and development expenses. Any failure of our products and services to operate effectively with existing or future customer and partner APIs for their billing and payment systems and third party technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

We generate revenue by charging customers subscription fees for our products, transaction fees based on invoices processed, payments made and payment volume, and fixed or time and materials fees for services. As the market for our product matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products we introduce, including our BPN business, may not attract new customers, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, margins, and operating results.

We typically provide service level commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenue.

Our agreements with our customers typically contain service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform or products, we may be contractually obligated to provide these customers with service credits. We have paid out service level credits in the past and may be required to pay such credits in the future. In addition, we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenue could be significantly affected if we suffer unexcused downtime under our agreements with our customers. Further, any extended service outages could adversely affect our reputation, revenue, and operating results.

We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our products and services grows and we sign additional customers and partners, we will need to devote additional resources to improving and maintaining our infrastructure to maintain the performance of our platform and products. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and services, to serve our growing customer base.

Any failure of or delay in these efforts could result in service interruptions, impaired system performance, and reduced customer satisfaction, resulting in decreased sales to new customers, lower subscription renewal rates by existing customers, the issuance of service credits, or requested refunds, all of which could hurt our revenue growth. If sustained or repeated, these performance issues could reduce the attractiveness of our platform to customers and could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results and financial condition.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs and advertising are not effective.

We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our Common Stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our products.

Our customers can use our platform and products to collect, use and store certain types of personal or identifying information regarding their employees, customers and their customers’ employees. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act and the now invalidated EU-U.S. and Swiss-U.S. Privacy Shield protections. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our ability, and our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees and customers, which could reduce demand for our platform. The EU and many countries in Europe have stringent privacy laws and regulations, which may affect our handling of EU subject data. While our business is primarily focused on domestic United States customers, we do have numerous customers that are multi-national in scope. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”) which went into effect on May 25, 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may find it necessary to establish systems in the EU to maintain personal data originating from the EU, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

Further, on July 16, 2020, Europe’s top court, the Court of Justice of the European Union, ruled in Schrems II (C-311/18) that the Privacy Shield, used by thousands of companies to transfer data between the EU and United States, was invalid and could no longer be used due to the strength of United States surveillance laws. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. We continue to use alternative transfer mechanisms including the standard contractual clauses (“SCCs”) while the authorities interpret the decisions and scope of the invalidated Privacy Shield and the alternative permitted data transfer mechanisms. The SCCs, though approved by the European Commission, have faced challenges in European courts (including being called into question in Schrems II), and may be challenged, suspended or invalidated. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to customer facing products, or may otherwise affect or restrict sales and operations.

Further, the exit of the United Kingdom (UK) from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

In addition, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, and broadly defines personal information. The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. Because we buy and sell (as that phrase is defined in the CCPA) data that may contain personal information, we have registered as a data broker for some of our services. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia became the second state to enact a comprehensive privacy law when it recently passed the Consumer Data Protection Act (CDPA), which will take effect on January 1, 2023.  Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. It remains unclear, however, how the CCPA and CPRA will be interpreted. As currently written the CPRA will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

Some of our products or services may subject us to the Fair Credit Reporting Act (“FCRA”). FCRA applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports and establishes consumer rights to access, correct and dispute their own credit files, among other rights and obligations. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the Consumer Financial Protection Bureau, and the state attorneys general, acting alone or in cooperation with one another, actively enforce the FCRA as do private litigants. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.

In addition, the Driver’s Privacy Protection Act (“DPPA”) restricts state departments of motor vehicles from disclosing personal information in driver records (such as names, license numbers, license photographs, phone numbers and addresses) without the driver’s consent, and further restricts the use and disclosure of this information by parties that obtain it from departments of motor vehicles. The DPPA imposes criminal fines for noncompliance and allows private litigants to seek actual and punitive damages and equitable relief. Many states have enacted laws with requirements similar to the DPPA. Some of these laws impose additional, or more stringent, requirements than the DPPA.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business.

We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, information security, marketing, and consumer communications, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our customers, partners, or our customers’ customers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.

We plan to expand our operations to new markets outside the United States, creating a variety of operational challenges.

Although we currently have numerous customers that are multi-national in scope, our business is currently primarily focused on domestic United States customers. A component of our growth strategy involves expanding our operations outside the United States.

Our growth strategy for expanding our operations outside the United States will require significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States, including:

•	the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;

•	data privacy laws that require customer data to be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations and working with foreign partners;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•
fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	adverse tax consequences;

•	unstable regional and economic political conditions; and

•	the fragmentation of longstanding regulatory frameworks caused by Brexit.

As we move to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we have policies and procedures designed to ensure compliance with these laws and regulations, our employees, contractors and agents, as well as partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

Some of our partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our partners are not able to successfully manage these risks.

Acquisitions, strategic investments, partnerships, collaborations or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute our stockholder value, and adversely affect our operating results and financial condition.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products or platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may disrupt our business, divert our resources and the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. If our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on the annual impairment assessment process for goodwill and intangible assets, which could adversely affect our results of operations. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.

We use open source software in our products, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business or subject us to litigation.

Portions of our platform and products utilize software governed by open source licenses. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products or platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make it available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our products, technologies and services.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, operating results and financial condition may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and attracting new customers. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and products, and our ability to successfully differentiate our platform and products from competitive products and services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or contractual agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to expend significant resources to monitor and protect such rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and our business.

We may be sued by third parties for various claims including alleged infringement of our proprietary rights.

We are involved in various legal matters arising from normal course of business activities. These may include claims, suits, and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, as well as commercial, contract, corporate, labor and employment, wage and hour, and other matters. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry, and third parties may claim that we are infringing upon their intellectual property rights.

We may experience future claims that our platform and underlying technology infringe or violate others’ intellectual property rights, and it is possible we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology, products or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against it, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers and partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding intellectual property could be costly, distracting and time-consuming and could harm our brand, business, results of operations and financial condition.

Indemnity and liability provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Our agreements with customers typically include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our contractual obligations. Some of our contracts provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity or liability payments could harm our business, operating results and financial condition. Although we normally limit our liability with respect to such obligations in our contracts with customers, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products, as a result of intellectual property-related claims. Any dispute with a customer with respect to these obligations could have adverse effects on our relationship with that customer and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

Changes to payment card networks fees or rules could harm our business.

We are required to comply with Visa, Mastercard, American Express and related payment card network operating rules in connection with our card payments services, and we act as a Payment Facilitator under the rules of the various payment card networks, including Visa, Mastercard and American Express. We have agreed to reimburse our service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other products in the future, which could entail additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to make payments using cards, or such payments could become prohibitively expensive for us or for our customers. If we are unable to facilitate payments using cards, our business could be adversely affected.

Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations and industry standards where we operate. These laws, rules, regulations, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in these risk factors, our business is also subject to, without limitation, rules and regulations applicable to: labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, and standards applicable to our business are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations and industry standards that we have assessed are applicable to our business, there can be no assurance that our employees or contractors will not violate such laws, rules, regulations, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, industry standards or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, rules, regulations, standards or orders), may:

•
subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions levied by federal, state, local or foreign regulators, state attorneys general and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;

•	result in licensure and additional compliance requirements;

•	increase regulatory scrutiny of our business; and

•	restrict our operations and force us to change our business practices or compliance program, make product or operational changes, or delay planned product launches or improvements.

Any of the foregoing could, individually or in the aggregate, harm our reputation as a trusted provider, damage our brands and business, cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, expose us to legal risk and potential liability, and adversely affect our results of operations and financial condition.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating claims or litigation by us to compel payment.

We typically enter into multiple year arrangements with our customers, some of which are cancelable. If customers fail to pay us under the terms of our agreements, we may be adversely affected from both the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood of these risks.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity financings, credit facilities, sales of subscriptions to our products, and usage-based transaction fees. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings in addition to the funds we received in connection with the Business Combination and the concurrent sale of PIPE shares to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred tax losses during our history and do not expect to become profitable for tax purposes in the near future. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all (depending on the tax year in which such losses were incurred). As of December 31, 2020, Legacy Billtrust had U.S. federal net operating loss carryforwards of approximately $79 million. Under the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 (“CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities.

Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes that occurred in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We could be required to collect additional sales taxes or be subject to other tax liabilities that may increase the costs our customers would have to pay for our products and adversely affect our operating results.

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have a nexus may require us to calculate, collect, and remit taxes on sales in their jurisdictions. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al. (“Wayfair”) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. While we do not believe that we have any material unrecorded liability as it relates to Wayfair, we may be obligated to collect and remit sales and use tax in states in which we have not collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if state governments or local governments do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

Changes in our effective tax rate or tax liability may adversely affect our operating results.

Our effective tax rate could increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act as modified by the CARES Act;

•
changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals; and

•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our operating results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or if there are changes in accounting principles, our operating results could be adversely affected.

U.S. generally accepted accounting principles (“GAAP”), is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, the valuation of the stock based awards, including the determination of fair value of common stock, and the period of benefit for amortizing deferred commissions and deferred implementation costs, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

Any future litigation against us could be costly and time-consuming to defend.

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, and other types of claims. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and adversely impact our operating results.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourself, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our growth strategies, which are subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in our markets or subject us to criminal or civil liability if we violate them.

Although we primarily currently only operate in the United States, in the future we will likely seek to expand internationally and will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions. As part of our compliance efforts, we scan our customers against OFAC and other watchlists. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Our services are also subject to anti-money laundering laws and regulations and similar laws and regulations requiring a risk-based anti-money laundering program as required by our financial institution and processor partners. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the Foreign Corrupt Practices Act, anti-bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. We may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences.

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.

We expect fluctuations in our financial results, making it difficult to project future results.

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our products and platform;

•	our ability to attract new customers;

•	our ability to retain and grow engagement with our existing customers;

•	the impact of the COVID-19 pandemic on our employees, customers and partners, and our results of operations, liquidity and financial condition;

•	our ability to expand our relationships with our financial institution partners or BPN partners, or to identify and attract new partners;

•	customer expansion rates;

•
changes in customer preference for cloud-based products and services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products or services;

•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;

•
the development or introduction of new platforms, products or services that are easier to use or more advanced than our current suite of products and services, especially related to the application of artificial intelligence-based services;

•	our failure to adapt to new technology that is widely accepted;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;

•	the amount and timing of non-cash expenses, including stock based compensation, goodwill impairments, if any, and other non-cash charges;

•	the amount and timing of costs involved with our expansion into markets outside the United States;

•	the amount and timing of costs associated with recruiting, training, and integrating new employees, and retaining and motivating existing employees;

•	the effects of acquisitions and their integration;

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•	the impact of new accounting pronouncements;

•	changes in the competitive dynamics of our market;

•	security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and

•	awareness of our brand and our reputation in our target markets.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our quarterly operating results fall below market expectations, the price of our Common Stock could decline substantially, and we could face costly lawsuits, including class action lawsuits.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), as well as rules and regulations subsequently implemented by the SEC and the listing requirements of Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel will divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (the “Board”), particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our management has limited experience in operating a public company.

Certain members of our management team have limited experience in the management of a publicly traded company, and our management team has not worked together at prior companies that were publicly traded. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. We also may need to modify our finance and accounting systems to be more suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Risks Related to Ownership of Our Securities

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

At the closing of the Business Combination, Flint Lane beneficially owned approximately 16.8% of the outstanding Common Stock and our executive officers, directors and their respective affiliates as a group beneficially owned approximately 18.3% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name against our respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders, as applicable.

The Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name against our respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our respective directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived their compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. The Certificate of Incorporation also provides that (A) the exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction and (B) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, the Certificate of Incorporation provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares of our Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

To the extent our Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Common Stock or adversely affect the market price of our Common Stock.

Under the Registration Rights Agreement (as defined below) and the Subscription Agreements, we have filed a registration statement to register the resale of any shares of Common Stock issued to (a) the Subscribers pursuant to the Subscription Agreements and (b) certain of the stockholder parties to the Registration Rights Agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the Registration Rights Agreement and the Subscription Agreements.

We may issue additional common stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of common or preferred stock:

•	may significantly dilute the equity interests of our stockholders;

•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

•
could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Common Stock.

Anti-takeover provisions contained in the Certificate of Incorporation and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Certificate of Incorporation and our Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of the Board. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on the Board;

•
the ability of the Board to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairperson of the Board, the chief executive officer or the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing for a staggered board, in which the members of the Board are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

•	granting the ability to remove directors with cause by the affirmative vote of 66 2⁄3 % in voting power of the outstanding shares of Common Stock entitled to vote thereon;

•
requiring the affirmative vote of at least 66 2⁄3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Bylaws or Articles V, VI, VII, VIII and IX of the Certificate of Incorporation; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in the Board and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of the Certificate of Incorporation, the Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for Common Stock.

Our unaudited pro forma financial information may not be indicative of what our actual financial position or results of operations would have been.

The unaudited pro forma financial information provided in our SEC filings is presented for illustrative purposes only and is not necessarily indicative of what our actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We are required to provide management’s attestation on internal controls in accordance with applicable SEC guidance. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Billtrust as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Common Stock held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of SMMC Class A Common Stock in the IPO. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters is an approximately 88,759 square foot facility that we lease in Lawrenceville, New Jersey. Our lease for this facility expires in December 2033. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.	Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class 1 Common Stock and warrants are traded on the Nasdaq under the symbols “BTRS”, and “BTRSW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 17, 2021, there were 183 holders of record of Class 1 Common Stock, 1 holder of record of Class 2 Common Stock, and 1 holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues, earnings and cash flows, if any, capital requirements and general financial condition. It is the present intention of the Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans authorized by SMMC as of December 31, 2020. In connection with the Business Combination, our stockholders approved our 2020 Equity Incentive Plan (the “2020 Plan”) on January 12, 2021, which became effective immediately upon the Closing.

On March 15, 2021, we filed a registration statement on Form S-8 under the Securities Act to register the shares of Common Stock issued or issuable under the 2020 Plan and the assumed Legacy Billtrust Options. As these shares are registered, they can be sold in the public market upon issuance, subject to applicable restrictions.

Equity Compensation Plan Information

As of December 31, 2020, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Mergers, our shareholders approved the 2020 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On October 18, 2020, a number of purchasers (each, a “Subscriber”) agreed to purchase from us an aggregate of 20,000,000 shares of South Mountain Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of October 18, 2020. Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the closing of the Business Combination.

Item 6.	Selected Financial Data.

Pursuant to Release No. 33-10890 (including the transition guidance therein), which was adopted by the SEC on November 19, 2020, the Company has elected to exclude the disclosures formerly required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “we,” “us,” “our,” the “Company” or “SMMC” refer to SMMC prior to the consummation of the Business Combination. The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read together with the audited consolidated  financial statements and related notes of ours that are included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. See the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A. “Risk Factors”. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to any forward looking information refers to BTRS Holdings Inc. following the Business Combination and its consolidated subsidiaries.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

We are a former blank check company formed under the laws of the State of Delaware on February 28, 2019 for the purpose of effecting capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed the IPO on June 19, 2019 and the Business Combination on January 12, 2021.

Billtrust is a leading provider of cloud-based software and integrated payment processing solutions that simplify and automate B2B commerce. Accounts receivable (“AR”) is broken and relies on conventional processes that are outdated, inefficient, manual and largely paper-based. Billtrust is at the forefront of the digital transformation of AR, providing mission-critical solutions that span credit decisioning and monitoring, online ordering, invoicing, cash application and collections. Billtrust’s solutions integrate with a number of ecosystem players, including financial institutions, enterprise resource planning (“ERP”) systems, and accounts payable (“AP”) software platforms, to help customers accelerate cash flow and generate sales more quickly and efficiently. Customers use Billtrust’s platform to transition from expensive paper invoicing and check acceptance to efficient electronic billing and payments, which generates cost savings and provides a better user experience.

Billtrust is mission-critical to its customers’ AR operations, helping them convert from expensive paper invoicing and check acceptance to efficient electronic billing and payments. Billtrust’s proprietary technology platform offers Billtrust’s customers multiple ways to send invoices (print, fax, email, online, and AP portal) and receive payments (paper check, ACH, email, phone, and credit card). Billtrust has an electronic solutions (eSolutions) team that works closely with Billtrust’s customers to transition their users from paper invoices and payments to electronic, which results in accelerated savings, faster realization of cash, and a better user experience. Customers use Billtrust’s integrated AR platform to automate credit decisioning, online ordering, invoice delivery, payment capture, cash application, and collections. In addition to driving cost savings for customers, Billtrust benefits from margin expansion and incremental revenue through the monetization of electronic payments.

Billtrust’s customers have a daunting task of capturing and applying payments from hundreds or thousands of their buyer customers, all via different channels and payment types. Larger buyers, or their outsourced AP providers, offer their portals as a means for suppliers to be paid. Suppliers, on the other hand, prefer a single source of payments with clean remittance, or payment instructions. To address this large and increasingly growing pain point for suppliers, Billtrust created a leading two-sided B2B payments network, the Business Payments Network (BPN) that connects buyers and suppliers. Billtrust built integrations with leading ERP and accounting systems, banks, and AP software providers to offer an online supplier business directory, programmatic payment preferences, payment flexibility, and streamlined reconciliation of remittance data.

Our Business Model After the Business Combination

Billtrust’s business model focuses on maximizing the lifetime value of a customer relationship by providing measurable efficiencies along the entire order to cash process, and Billtrust continues to make significant investments in order to grow its customer base. Billtrust generates revenue from a hybrid subscription and transaction model. This model includes subscription, transaction and services from:

•	subscription fees that are recognized ratably as Billtrust’s obligations are delivered over the subscription term;

•	transaction fees that are recognized when transactions are processed, and in some cases ratably as Billtrust’s obligations are delivered, at contracted rates, for:

◦	processing of electronic invoices delivered, stored, or printed through its software platform and print operations; and

◦	payments based on a percentage of payment volume processed or per item processing fees; and

•
services revenue from contracted fees associated with implementation of new customers or products on its platform, generally recognized over five years, as well as consulting services provided to customers on a time and materials basis recognized as services are provided.

The profitability of any customer in a particular period depends upon the mix of revenue between the Software and Payments and Print segments, as well as, in part, upon the length of time they have been a customer. Billtrust believes that, over time, as its customer base grows and a relatively higher percentage of subscription, transaction and services revenue are attributable to a mature customer base versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments Billtrust plans to make in its business. Over the lifetime of the customer relationship, Billtrust also incurs sales and marketing costs to manage the account or upsell the customer to more products on its platform. These costs, however, are significantly less than the costs initially incurred to acquire the customer.  Billtrust calculates the lifetime value of its customers and associated customer acquisition costs for a particular fiscal year by comparing (1) estimated gross profit from contracted revenues in the period, multiplied by one divided by the estimated customer cancellation rate to (2) total sales and marketing expense for the same period. On this basis, Billtrust estimates that for the years ended December 31, 2020, 2019, and 2018, the calculated lifetime value of its customers exceeded six times the associated cost of acquiring them.

Impact of COVID-19 on Billtrust’s Business

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries.  In March 2020, the United States declared a State of National Emergency due to the COVID-19 outbreak. In addition, many jurisdictions in the United States have limited, and are considering to further limit, social mobility and gathering. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed most public establishments.

Billtrust’s business continues to operate despite the disruption of many business operations in the United States and its decision to require employees to work from remote locations. The pandemic has served to increase the awareness and urgency around accelerating the digital transformation of AR through Billtrust’s products and platform.  Although Billtrust has not experienced significant business disruptions thus far from the COVID-19 pandemic, Billtrust saw its transaction fees, including those in the print segment, decrease year over year for certain customers. This decrease was seen most acutely in the three months ended June 30, 2020. Billtrust is unable to predict the full impact that the COVID-19 pandemic will have on its future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States, the impact to its customers, employees and suppliers, and other factors described in the section titled “Risk Factors” in the Original Report.  These factors are beyond Billtrust’s knowledge and control and, as a result, at this time, Billtrust is unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on Billtrust’s business, operating results, cash flows and financial condition.

Some of Billtrust’s customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment.  The COVID-19 pandemic has caused Billtrust to modify its business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), all of its employees are currently working remotely, and it may take further actions as may be required by government authorities or that Billtrust determines are in the best interests of its employees and customers. These modified business practices have led to expense reductions in personnel and marketing related costs. The extent of this business disruption on Billtrust’s operational and financial performance will depend on these developments and the duration and spread of the outbreak, all of which are uncertain and cannot be predicted.

Recent Developments

On January 12, 2021, we consummated the previously announced Business Combination pursuant to the BCA dated October 18, 2020, amended on December 13, 2020, between SMMC, First Merger Sub, Second Merger Sub and Legacy Billtrust, under the terms of which: (i) First Merger Sub merged with and into Legacy Billtrust, with Legacy Billtrust being the surviving company of the First Merger and (ii) immediately following the First Merger, Legacy Billtrust merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger.

In connection with the Closing, we changed our name from South Mountain Merger Corp. to BTRS Holdings Inc.

Key Factors Affecting Our Performance

Billtrust believes that its performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in the Original Report. Billtrust believes that the most significant factors affecting its results of operations include:

Investment in Technology

Billtrust’s goal is to transform the way businesses send and capture payments in order to be the leader in the order-to-cash process. Billtrust continues to invest in technology and the digitizing of its platform. Billtrust’s investment in technology is aimed at upgrading the conventional (largely paper based) AR and order-to-cash processes. Billtrust’s model is digitizing the order-to-cash process in areas such as credit, ordering, invoicing, payments, cash application and collections.

Billtrust continues to invest in improving each product and offering more digital capability to its customers. Further, Billtrust is continuing to invest in certain initiatives targeted to improve internal processes and enhance the efficiency, security and scalability of its platform. Billtrust’s investment in technology is expected to have a positive impact on its long-term profitability and operations. Billtrust also intends to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Billtrust’s future success is dependent on its ability to successfully develop, market and sell existing and new products to both new and existing customers.

Acquisition of New Customers

Billtrust efficiently reaches B2B customers through its proven go-to-market strategies. Billtrust acquires customers directly through digital marketing campaigns, its direct sales force and indirectly by partnering with financial institutions and other complementary companies.  Billtrust’s growth largely depends on its ability to acquire new customers.

As of December 31, 2020, Billtrust had over 1,800 customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction and consumer products among others, primarily domiciled in North America.  Billtrust continues to invest in its sales, marketing and go-to market strategy in order to acquire customers in its target market.  Billtrust’s marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives are focused on demand generation and include promotional activity and emphasis on online digital marketing programs (e.g. webinars, virtual events). There is a long-term opportunity to expand into large, new markets with compatible trends.

Billtrust’s customers require professional implementation services to configure its products, which may take several months, or longer, for some products. As a result of the upfront investment, Billtrust believes its customer retention is strong, as evidenced by the 104% net dollar retention rate for the year ended December 31, 2020. Please see the section entitled “--Key Performance Metrics” for more information on this metric. Billtrust intends to continue to invest in its efficient go-to market strategy as it further penetrates its addressable markets.

Billtrust’s ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of its products, offerings of Billtrust’s competitors, and the effectiveness of its marketing efforts. Billtrust’s financial performance will depend in large part on the overall demand for its platform, and acquisition of new customers is expected to have a positive impact on Billtrust’s long-term profitability and operations.

Expansion of Relationships with Existing Customers

Billtrust’s revenue growth depends on its customers’ usage of its range of products. Billtrust’s ability to monetize transactions and payments is an important part of its business model. As Billtrust solves customers’ problems and becomes more integrated into their daily businesses, it sees an increased opportunity to cross-sell to these existing customers. This strategy is achieved by driving adoption of an existing Billtrust solution across different divisions and / or subsidiaries of an existing customer and expanding the scope of service with additional solutions. Billtrust’s ability to influence customers to process more transactions and payments on its platform will have a direct impact on Billtrust’s revenue.

Billtrust’s revenue from existing customers is generally reliable due to both the pricing structure and the business-critical nature of functions Billtrust products support for customers. For the years ended December 31, 2020, 2019, and 2018, 95% or more of Billtrust’s subscription and transaction fees came from customers who had entered into contracts prior to the start of the calendar year. Billtrust expands within its existing customer base by selling additional products on its platform, adding divisions, increasing transactions per customer through proven e-solutions, as well as through pricing and packaging its services. Billtrust’s ability to increase sales to existing customers will depend on a number of factors, including its customers’ satisfaction with its solution, competition, pricing and overall changes in Billtrust’s customers’ spending levels with Billtrust. For a full definition of subscription and transaction fees, please see the section entitled “--Components of Results of Operations.”

Key Performance Metrics After the Business Combination

Billtrust monitors the following key metrics to help it evaluate the health of its business, identify trends affecting its growth, formulate goals and objectives and make strategic decisions.

Total Payment Volume

Total Payment Volume (“TPV”) is the dollar value of customer payment transactions that Billtrust processes on its platform during a particular period. TPV is further disaggregated between “TPV - Card”, which includes payments through our software, portals, gateways, and third party processors, and includes our Payment Facilitator (“PayFac”) customers.  “TPV - ACH” includes payments made via our software, portals, gateways, and our business payments network that are processed via the automated clearing house (ACH) or wire transfers.  To grow payments revenue from customers, Billtrust must deliver a software platform that both simplifies the process of accepting electronic payments and streamlines the reconciliation of remittance data. Additionally, as Billtrust increases the digital delivery of invoices, it increases the probability that they will be paid electronically by Billtrust’s customers’ end customers. The more customers use the Billtrust software platform, the more payments transactions they are likely to process through Billtrust’s various products. This metric provides an important indication of the dollar value of transactions that customers are completing on the platform and is helpful to investors as an indicator of Billtrust’s ability to generate revenue from its customers.

	Years Ended December 31,
	2020	2019	2018
	($ in billions)
Total Payment Volume	$54.7	$43.9	$31.4
TPV - ACH	$37.0	$30.9	$22.0
TPV - Card	$17.7	$13.0	$9.4

TPV for 2020 was $54.7 billion compared to $43.9 billion in 2019, 25% growth year over year, while comparing years 2019 and 2018, TPV growth was 40% year over year.  TPV - ACH for 2020 was $37.0 billion compared to $30.9 billion in 2019, 20% growth year over year, while comparing years 2019 and 2018, TPV - ACH growth was 40% year over year.  TPV - Card for 2020 was $17.7 billion compared to $13.0 billion in 2019, 36% growth year over year, while comparing years 2019 and 2018, TPV - Card growth was 39% year over year, reflecting a higher absolute dollar growth, partially moderated by lower growth in the first half of the year. The growth in TPV was driven by the increase in TPV - ACH which was primarily due to the addition of new customers and an increase in existing customer transactions.

Total Net Dollar Retention

Total net dollar retention is a measure of retention and growth of existing customers. Net dollar retention is an important indicator of customer satisfaction and usage of Billtrust’s platform, as well as an indicator of potential revenue for future periods. This metric is helpful for investors in evaluating Billtrust’s growth. Management uses this metric in evaluating performance of the Billtrust platform. Billtrust calculates net dollar retention at the end of each period by taking the average of the retention rates for the trailing four quarters. For each quarter, (i) a denominator consisting of revenues from subscription and transaction fees for all billing accounts that had subscription and transaction fees for in the corresponding quarter of the prior year, is divided into (ii) a numerator consisting of revenues from subscription and transaction fees for those same billing accounts in the given quarter. The calculation includes additional solutions purchased, pricing changes, transaction volume changes, and cancellations, but excludes new billing accounts added between those periods. For a full definition of subscription and transaction fees, please see the section entitled “--Components of Results of Operations.”

Software and Payments net dollar retention is a measure of retention and growth of existing customers in the Software and Payments segment. Billtrust calculates Software and Payments net dollar retention at the end of each period by taking the average of the retention rates for the trailing four quarters for the segment. For each quarter, (i) a denominator consisting of segment revenues from subscription and transaction fees for all billing accounts that had subscription and transaction fees in the corresponding quarter of the prior year, is divided into (ii) a numerator consisting of segment revenues from subscription and transaction fees for those same billing accounts in the given quarter. The calculation includes additional solutions purchased, pricing changes, transaction volume changes, and cancellations, but excludes new billing accounts added between those periods.

	Years Ended December 31,
	2020	2019	2018
Total Net Dollar Retention	104%	106%	106%
Software and Payments Net Dollar Retention	110%	111%	110%

Billtrust’s total net dollar retention was 104% for 2020 and was 106% for 2018 and 2019. The decline in total net dollar retention was due primarily to the impact of COVID-19 on customer transaction volumes, particularly for the quarter ended June 30, 2020 for Print segment volumes, which continue to remain at or below prior year levels. The decline in total net dollar retention was offset by Software and Payments net dollar retention which was 110% for 2020, trending in line with 2018 and 2019 Software and Payments net dollar retention of 110% and 111%, respectively. In any period, the primary drivers that can be attributed to changes in the total net dollar retention rate are customer transaction volumes, customer cancellations and the mix of revenues by segment. Additionally, total net dollar retention is adversely impacted by decreases in Print segment revenue due to average transaction rates exceeding those in the Software and Payments segment.  For Software and Payments net dollar retention rates, the primary drivers are customer transaction volumes, and customer cancellations, particularly from legacy agreements.

Number of Electronic Invoices Presented

Electronic invoices presented tracks the number of invoices sent via email, fax, or loaded to a presentment or AP portal and includes volumes from acquired platforms, where volumes are normalized to best match equivalents on the Billtrust platform. It includes invoices that are charged on a per transaction basis for certain legacy customer agreements, as well as for the current pricing model which includes subscriptions with defined tiers of electronic transactions for a fixed price.  Electronic invoices presented is a key indicator as it contributes to the growth of Billtrust’s Software and Payments segment revenues, and is a helpful indicator of the future opportunity for an electronic payment on those invoices.

	Years Ended December 31,
	2020	2019	2018
Number of electronic invoices presented (in millions)	273	243	215

Billtrust’s number of electronic invoices presented for 2020 was 273 million compared to 243 million in 2019, an increase of 13% year over year, while the comparison of 2019 and 2018 represents a growth of 13% year over year. These growth rates are primarily driven by increased adoption for existing customers as well as the addition of new customers, and are moderated by flat or declining business to consumer customers on legacy platforms as they attrite off of those platforms.

Results of Operations

Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, identifying a target company for a business combination and consummating the acquisition of Legacy Billtrust. We generated non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and merger and acquisition expenses in connection with completing a business combination.

For the year ended December 31, 2020, we had a net loss of $4,452,960, which consists of operating costs of $5,359,676 and a provision for income taxes of $2,645 offset by interest income on marketable securities held in the Trust Account of $909,361.

For the period from February 28, 2019 (inception) through December 31, 2019, we had net income of $1,403,487, which consists of interest income on marketable securities held in the Trust Account of $2,338,057, offset by operating costs of $561,491 and a provision for income taxes of $373,079.

Liquidity and Capital Resources

On June 24, 2019, we consummated the IPO of 25,000,000 units (the “Units), which includes a partial exercise by the underwriter of the over-allotment option to purchase an additional 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,954,500 warrants (the “Private Placement Warrants”), at $1.00 per Private Placement Warrant, to our sponsor, South Mountain, LLC (the “Sponsor”), generating gross proceeds of $6,954,500.

As of December 31, 2020, we had marketable securities held in the Trust Account of $252,292,955 (including approximately $2,293,000 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew $954,463 of interest earned on the Trust Account, of which $482,347 was withdrawn during the year ended December 31, 2020.

For the year ended December 31, 2020, cash used in operating activities was $1,071,206. Net loss of $4,452,960 was offset by interest earned on marketable securities held in the Trust Account of $909,361. Changes in operating assets and liabilities provided $4,291,115 of cash from operating activities.

For the period from February 28, 2019 (inception) through December 31, 2019, cash used in operating activities was $712,642. Net income of $1,403,487 was offset by interest earned on marketable securities held in the Trust Account of $2,338,057. Changes in operating assets and liabilities provided $221,928 of cash from operating activities.

In connection with the Business Combination, Legacy Billtrust stockholders received aggregate consideration with a value equal to $1,189,502,229, which consists of (i) $90,061,329 in cash at Closing of the Business Combination and (ii) $1,099,440,900 in South Mountain Class A Common Stock and South Mountain Class C Common Stock at Closing of the Business Combination, or 109,944,090 shares based on an assumed share price of $10 per share.

In connection with the Business Combination, Legacy Billtrust stockholders will receive contingent consideration of up to 12,000,000 Earnout Shares contingent upon achieving certain market share price milestones within a period of five years post Business Combination. The market share price milestones were achieved in February 2021 and released from the lock-up. An additional 500,000 shares of Class 1 Common Stock were issued as part of the earn-out in connection with the Business Combination in February 2021.

In connection with the Business Combination, 1,875,000 shares of South Mountain Class A Common Stock previously issued to the Sponsor and its affiliates in exchange of the founder shares were placed in a lock-up and will be released from a lock-up upon achieving certain market share price milestones within a period of five years post-Closing. These shares will be forfeited if the set milestones are not reached.

On October 18, 2020, the Subscribers agreed to purchase from the Company an aggregate of 20,000,000 PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000, pursuant to the Subscription Agreements entered into effective as of October 18, 2020. Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing.

At the Closing, the Sponsor forfeited 1,250,000 shares of its South Mountain Class B common stock, par value $0.0001 per share (the “South Mountain Class B Common Stock”) that it owned as of the Closing.

Off-Balance Sheet Financing Arrangements

 We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

 We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $25,000 for office space, administrative and support services, provided to the Company (the “Administrative Support Agreement”). We began incurring these fees on June 19, 2019. The Administrative Support Agreement was terminated upon the Closing of the Business Combination.

The underwriter was entitled to a deferred fee of 3.5% of the gross proceeds from the Units sold in the IPO, or $7,970,375. The deferred fee was paid upon the closing of the Business Combination from the amounts held in the Trust Account.

 Critical Accounting Policies Before the Business Combination

 The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

 Class A Common Stock Subject to Possible Redemption

 We account for the South Mountain Class A Common Stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of South Mountain Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Share

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common Stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common Stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common Stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

 Non-redeemable common stock includes Founder Shares and non-redeemable shares of Common Stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

 Critical Accounting Policies After the Business Combination

Revenue Recognition

Billtrust’s revenues are primarily subscription and transaction fees which are recurring in nature, services and other, and reimbursable costs. To determine revenue recognition for arrangements that Billtrust determines are within the scope of the revenue standard, Billtrust performs the following five steps:

1.	Identify the contract, or contracts, with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations in the contract; and

5.	Recognize revenue when, or as, Billtrust satisfies a performance obligation.

Subscription and transaction fees revenue

Subscription and transaction fees are derived primarily from a hosted software as a service (SaaS) platform that enables billings and payment processing on behalf of customers.  Billtrust’s transaction fees for certain services are billed monthly based on the volume of items processed each month at a contractual rate per item processed.

Hosted solutions are provided without licensing perpetual rights to the software. These solutions are integral to the overall service arrangement and are billed as a subscription fee as part of the overall service agreement with the customer. Subscription fees from hosted solutions are recognized monthly over the customer agreement term beginning on the date Billtrust’s solution is made available to the customer.

Transaction revenue is recognized concurrent with processing of the related transactions, which is when revenue is earned.  The customer simultaneously receives and consumes the benefits as Billtrust performs.  Transaction fees include per-item processing fees charged at contracted rates based on the number of envelopes, invoices delivered or payments processed.

Services and other

Revenues related to upfront implementation services for new customers or new products for existing customers are recognized ratably over the estimated period of the customer relationship, which is estimated to be five years other than for customer relationships from acquisitions which range from two to four years.

In addition to implementation fees, professional services fees also include consulting services provided to customers on a time and materials basis. Revenues from consulting services are recognized as the services are completed based on their standalone value.

Significant judgements

Billtrust determines standalone selling price for all material performance obligations using observable inputs, such as the price of subsequent years of the contract, standalone sales and historical contract pricing.  Some customers have the option to purchase additional subscription or transaction services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced within a range of prices provided to other customers for the same products and, as such, would not result in a separate performance obligation.

When the timing of revenue recognition differs from the timing of invoicing, i.e. implementation services, Billtrust uses judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms, and other circumstances. Generally, Billtrust determined that contracts related to upfront implementation services do not include a significant financing component. Billtrust applies the practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less.

Reimbursable costs

Billtrust records reimbursable costs, such as postage, on a gross basis as revenue as well as corresponding expense on an accrual basis as it allocates the costs based on specific types of postage and related savings to customers, but cannot specifically identify each postage invoice to specific customers.  In cases where customer specific expenses are directly identifiable, they are shown on a net basis. Because the cost of such revenue is equal to the revenue, it does not impact loss from operations or net loss.

Deferred revenue

Deferred revenue relates primarily to implementation fees for new customers or new services, which are being recognized ratably over the estimated term of the customer relationship, which is generally five years for Billtrust’s core billing and payments and cash application services, and two to four years for other services related to acquisitions in 2018 and 2019.

Deferred commissions

Prior to the adoption of ASC 606 and the related ASC 340-40, commissions were generally expensed over the first year of services commencing with the date a customer’s contracted revenue was invoiced.  Upon adoption of ASC 606, commission costs are deferred and then amortized over a period of benefit of four to five years. Billtrust determined the period of benefit by taking into consideration its past experience with customers and the average customer life of acquired customers (four years, compared to five years for all remaining customers), future cash flows expected from customers, industry peers and other available information.

Business combinations and intangible assets

Business combinations are accounted for in accordance with the acquisition method. Billtrust recognizes separately from goodwill the assets acquired and the liabilities assumed at its acquisition date fair values. In connection with acquisitions the identifiable intangible assets purchased typically consist of customer relationships, technology, trade names and non-compete agreements. While Billtrust uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, Billtrust records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, covenants not to compete and acquired developed technologies, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value amount of these assets might not be fully recoverable. Billtrust has determined that such businesses constitute a single reporting unit. Besides goodwill, Billtrust has no other intangible assets with indefinite lives.

Billtrust performs its annual impairment test as of October 1. During Billtrust’s annual impairment tests of goodwill in 2020, 2019 and 2018, management did not identify any indications of impairment, and no adverse events have occurred since the measurement date.  Although Billtrust has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in Billtrust’s financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, Billtrust may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Stock based compensation

Billtrust recognizes expense for the estimated fair value of stock based compensation awards on a straight-line basis over the award’s vesting period. Billtrust determines the fair value of stock options using the Black-Scholes model, which requires Billtrust to estimate key assumptions such as stock price volatility, expected terms, risk-free interest rates and dividend yield.  Calculating the fair value of the stock-based options requires the input of subjective assumptions. These assumptions include:

•
Expected term - Billtrust estimates the expected life of stock options granted based on its historical experience, which Billtrust believes is representative of the actual characteristics of the awards.

•
Expected volatility - Billtrust estimates the volatility of the common stock of Billtrust (“Billtrust Common Stock”) on the date of grant based on the historic volatility of comparable companies in its industry.

•
Risk-free interest rate - Billtrust selected the risk-free interest rate based on yields from United States Treasury zero-coupon issues with a term consistent with the expected life of the awards in effect at the time of grant.

•	Expected dividend yield - Billtrust has never declared nor paid any cash dividends on Billtrust Common Stock and has no plan to do so. Consequently, it used an expected dividend yield of zero.

Contingencies

During the normal course of business, Billtrust is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated, including for indemnifications with customers or other parties as a result of contractual agreements.

For the year ended December 31, 2020 no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon Billtrust’s experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 17, 2021 are as follows:

Name	Age	Position
Executive Officers
Flint A. Lane	54	Chief Executive Officer and Chairman of the Board
Steven Pinado	53	President
Mark Shifke	61	Chief Financial Officer
Joe Eng	53	Chief Information Officer
Jeanne O’Connor	51	Chief Talent Officer
Non-Employee Directors
Charles Bernicker(1)(2)(3)	56	Director
Clare Hart(2)(4)	60	Director
Robert Farrell(2)(3)	57	Director
Lawrence Irving(1)(4)	64	Director
Matt Harris(3)	48	Director
Juli Spottiswood(1)(4)	54	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
(4)	Member of the risk management committee

Executive Officers

Flint A. Lane. Mr. Lane has served as our Chief Executive Officer since January 2021 and prior to this, served as the Chief Executive Officer of Legacy Billtrust since 2001. Mr. Lane previously served on the boards of Livegenic, Inc., a private insurance software company, from December 2014 to October 2020 and iContracts, Inc., a provider of contract, policy and revenue management solutions, from September 2008 to February 2013. Prior to founding Legacy Billtrust, Mr. Lane was the founder, president and chairman of Paytrust, Inc., a leading electronic bill presentation and payment company. Mr. Lane also previously held executive positions at Platinum Technology, Logic Works and BrownStone Solutions. Mr. Lane holds a B.S. in Computer Science from Rensselaer Polytechnic Institute. Mr. Lane is qualified to serve on the Board based on his substantial business, leadership and management experience as the CEO of Billtrust and previously as a founder of, and executive and director at, other financial services companies.

Steven Pinado. Mr. Pinado has served as our President since January 2021 and prior to this served as the President of Legacy Billtrust since March 2018. Mr. Pinado has also served as a member of the board of directors of Orchestra Software, a private business management software company, since April 2020. Prior to joining Legacy Billtrust, Mr. Pinado served as Group CEO at Jonas Software, a provider of enterprise management software solutions to a broad range of industries, from September 2013 to March 2018. As Group CEO at Jonas Software, Mr. Pinado oversaw all North American business units and acquisition activity in the payments, fitness, recreation, camp, membership management, association management and IP licensing technology categories. Mr. Pinado holds a B.A. in Finance from Morehouse College and an MBA from the Tuck School of Business at Dartmouth.

Mark Shifke. Mr. Shifke has served as our Chief Financial Officer since January 2021 and prior to this served as the Chief Financial Officer of Legacy Billtrust since February 2020. Prior to joining Legacy Billtrust, Mr. Shifke held various executive leadership positions at Green Dot Corporation from June 2011 to December 2019, most recently serving as Green Dot Corporation’s CFO from May 2015 to December 2019 and SVP Corporate Strategy, M&A from June 2011 to December 2019. Previously, Mr. Shifke was a Managing Director at J.P. Morgan Chase from 2007 to 2011. Mr. Shifke holds a B.A. in Political Science and Government from Tulane University, a J.D. from Tulane University Law School and an LL.M. in Taxation from New York University School of Law.

Joe Eng. Mr. Eng has served as our Chief Information Officer since January 2021 and prior to this served as the Chief Information Officer of Legacy Billtrust since February 2020. Mr. Eng also serves as Senior Advisor at Sixth Street Partners, a global investment firm. Prior to joining Billtrust, Mr. Eng served as Chief Information Officer at TravelClick, Inc. from July 2013 to June 2019 and as EVP - Chief Information Officer at JetBlue Airways from March 2008 to September 2011. Mr. Eng holds a B.A. in Computer Science from Rutgers University and a M.S. in Computer Science from New York University.

Jeanne O’Connor. Ms. O’Connor has served as our Chief Talent Officer since January 2021 and prior to this held various leadership positions at Legacy Billtrust from January 2011 to January 2021, most recently serving as Legacy Billtrust’s Senior Vice President, Human Resources. Prior to joining Legacy Billtrust, Ms. O’Connor served as Human Resources Manager at Lumeta Corporation from May 2006 to January 2011 and as a human resources consultant at Flarion Technologies from 2004 to 2006 and at ITXC Corporation from 2000 to 2004. Ms. O’Connor was also a senior compensation consultant at Prudential Financial (formerly Prudential Healthcare) from 1997 to 2000. Ms. O’Connor holds a B.S. in Business Management and a B.A. in Psychology, each from Montclair State University.

Non-Employee Directors

Charles B. Bernicker. Mr. Bernicker has served as a director of the Board since January 2021. Mr. Bernicker served as the Chief Executive Officer of SMMC and as a member of the SMMC board of directors from February 2019 until the closing of the Business Combination, and continues to serve on the Board following the completion of the Business Combination. Mr. Bernicker is also the Chief Executive Officer and a director of North Mountain Merger Corp. Mr. Bernicker most recently acted as a consultant to Repay Holdings Corp (NASDAQ: RPAY) management team on their merger with Thunder Bridge Acquisition Ltd. in July 2019 and the International Money Express Inc. (NASDAQ: IMXI) management team in connection with their merger with FinTech Acquisition Corp. II in July 2018. From 2012 until it was acquired by First Data Corp. (NYSE: FDC) in July 2017, Mr. Bernicker was the Chief Financial Officer of CardConnect, which merged with FinTech Acquisition Corp., a former special purposes acquisition company (“SPAC”), in July 2016. From 2010 until 2012, Mr. Bernicker was an Executive Director of Heartland Payment Systems, a merchant acquirer and payment processor. From 2008 until 2010, Mr. Bernicker was a Senior Vice President of Fraud Strategy for Bank of America and, prior to that, Mr. Bernicker held several leadership positions with Commerce Bancorp, prior to its acquisition by TD Bank NA in March 2008. Prior to joining Commerce Bancorp, from 2000 until 2004, Mr. Bernicker was the Chief Financial Officer of C/Base Inc, dba eCount, a stored-value card issuer. Mr. Bernicker was also a member of the Card Operations Risk Executive Council for Visa/USA. Prior to that, Mr. Bernicker was a member of the audit group in the Philadelphia office of Ernst & Young, LLP. Mr. Bernicker holds a bachelor’s degree in accounting from the University of Delaware. Mr. Bernicker is qualified to serve on the Board based on his significant experience leading and growing companies as an executive in financial services, financial technology and retail banking.

Clare Hart. Ms. Hart has served as a director of the Board since January 2021 and prior to this served as a director of Legacy Billtrust since October 2018. Ms. Hart has served as Chief Executive Officer of Williams Lea since April 2019 and as a member of the board of directors of Cast & Crew, a payroll and human resources solutions company for the entertainment industry, since March 2019. Previously, Ms. Hart served as Chief Executive Officer, President and as a member of the board of directors of Sterling Talent Solutions, a leading provider of background and identity services, from May 2013 to May 2018. From 2012 to 2016, Ms. Hart served as a member of the board of directors of Regulatory Data Corporation, including as Lead Director and Chair of the Compensation Committee, and from 2010 to 2012, Ms. Hart served as Chief Executive Officer, President, and as a member of the board of directors of Infogroup, Inc., a data analytics and marketing services provider. Ms. Hart holders a B.S. in Finance & Computer Systems Management from Drexel University and an MBA from Rider University. Ms. Hart is qualified to serve on the Board based on her significant experience leading global expansion and growth strategies in software and information services companies and her expertise in compensation, strategy and governance.

Robert Farrell. Mr. Farrell has served as a director of the Board since January 2021 and prior to this served as a director of Legacy Billtrust since July 2015. Since March 2016, Mr. Farrell has also served as Chairman of the board of directors of GlobalTranz Enterprises LLC, including as Executive Chairman from January 2019 to September 2020, and as Chief Executive Officer since September 2020. Since October 2018 and July 2019, respectively, Mr. Farrell has been a member of the board of directors of Recycle Track Systems, Inc. and GAN Integrity Inc. Mr. Farrell has also served as Senior Advisor at Providence Equity Partners, a private equity firm specializing in growth-oriented investments in media, communications, software and services, since January 2016. Mr. Farrell previously served as Chief Executive Officer of Kewill Inc. from October 2012 to December 2015. Prior to joining Kewill Inc., Mr. Farrell served as the President and Chief Executive Officer of EDGAR Online, Inc. from March 2011 until it was acquired by RR Donnelley & Sons (NASDAQ: RRD) in August 2012. Prior to joining EDGAR Online, Mr. Farrell served as Chairman of the board and CEO of Metastorm, Inc., a leading provider of business process management enterprise software and solutions, from August 2002 until it was acquired by Open Text (NASDAQ: OTEX) in February 2011. Mr. Farrell is qualified to serve on the Board based on his significant board experience and his extensive leadership, financial, sales, operations management and corporate governance experience in high-growth software and technology driven companies.

Lawrence Irving. Mr. Irving has served as a director of the Board since January 2021 and prior to this served as a director of Legacy Billtrust since March 2015 and as Chairman of Legacy Billtrust’s Audit Committee since April 2015. Mr. Irving has also served as a member of the board of directors of IntelePeer, a leading provider of on-demand cloud based communications, since January 2011, and has subsequently served as the Chairman of the board of directors and Chairman of the Audit Committee. From July 2001 to April 2014, and again from April 2017 to August 2018, Mr. Irving served as Chief Financial Officer and Treasurer of Synchronoss Technologies, Inc. (NASDAQ: SNCR). Prior to joining Synchronoss, Mr. Irving served as Chief Financial Officer at CommTech Corporation and Holmes Protection (formerly NASDAQ: HLMS) from 1998 to 2001 and 1996 to 1998, respectively. Mr. Irving is a certified public accountant and holds a B.A. in Business Administration from Pace University. Mr. Irving is qualified to serve on the Board based on his significant leadership and board experience in the telecommunications industry, as well as his financial expertise.

Matt Harris. Mr. Harris has served as a director of the Board since January 2021 and prior to this served as a director of Legacy Billtrust since November 2012. Mr. Harris has also been a Partner at Bain Capital Ventures since September 2012. Prior to joining Bain, Mr. Harris founded Village Ventures, Inc., an early stage venture capital firm focused on the media and financial services sectors, and served as Managing Director from January 2000 to September 2012. Mr. Harris holds a B.A. in Political Economy from Williams College. Mr. Harris is qualified to serve on the Board based on his extensive experience investing in and guiding companies in the financial services industry.

Juli Spottiswood. Ms. Spottiswood has served as a director of the Board since January 2021 and prior to this served as a director of Legacy Billtrust since December 2020. Since May 2011, Ms. Spottiswood has also served as a member of the board of directors and as Chairwoman of the Audit Committee of Cardtronics PLC (NASDAQ: CATM), a leading provider of fully integrated ATM and financial kiosk products and services. Since October 2017, Ms. Spottiswood has served as CEO and Chairwoman of the board of directors of Syncapay, Inc., a company she founded in 2017. From October 2014 to July 2015, Ms. Spottiswood served as Senior Vice President of Blackhawk Network Holdings Inc., a leading prepaid and payments network (“Blackhawk”), where she was previously an independent advisor, and as General Manager of Blackhawk Engagement Solutions, a division of Blackhawk which provides customized engagement and incentive programs for consumers, employees and sales channels. Prior to founding Syncapay, Inc., Ms. Spottiswood was the President and CEO of Parago, Inc., a tech-enabled marketing services and payments company that she co-founded in 1999 and sold to Blackhawk in 2014. Ms. Spottiswood was also a founding member of the Network Branded Prepaid Card Association and remained on the board of directors until 2013. Ms. Spottiswood holds a Bachelors of Business Administration in Accounting from the University of Texas. Ms. Spottiswood is qualified to serve on the Board based on her significant leadership and board experience in the electronic payments and financial technology industries, as well as her financial expertise.

Board Composition

Our business and affairs are organized under the direction of the Board, which consists of seven members. Flint A. Lane serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. The Board meets on a regular basis and additionally as required.

The Board is divided into the following classes:

•	Class I, which consists of Flint A. Lane and Lawrence Irving, whose terms will expire in 2022;

•	Class II, which consists of Charles B. Bernicker, Matt Harris and Clare Hart, whose terms will expire in 2023; and

•	Class III, which consists of Robert Farrell and Juli Spottiswood, whose terms will expire in 2024.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 662∕3% of our voting stock.

Director Independence

The Board has determined that each of the directors on the Board other than Flint A. Lane qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC (the “Nasdaq listing rules”), and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Role of the Board in Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board has a standing risk management committee and administers this oversight function directly through the risk management committee, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board and the risk management committee are responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

The Board has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a risk management committee. The Board adopted a charter for each of these committees, which comply with the applicable requirements of current Nasdaq listing rules. We intend to comply with future requirements to the extent they will be applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website at www.investors.billtrust.com.

Audit Committee

Our audit committee consists of Charles B. Bernicker, Lawrence Irving and Juli Spottiswood. The Board has determined that each of the members of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Lawrence Irving serves as the chair of the audit committee. The Board determined that Lawrence Irving qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, the Board considered Lawrence Irving’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	helping ensure the independence and performance of our independent auditors;

•	helping to maintain and foster an open avenue of communication between management and our independent auditors;

•	discussing the scope and results of the audit with our independent auditors, and reviewing, with management, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable account or audit matters;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions;

•
obtaining and reviewing a report by our independent auditors at least annually, that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services to be performed by our independent auditors.

The composition and function of the audit committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee consists of Charles B. Bernicker, Robert Farrell and Clare Hart. Robert Farrell serves as the chair of the compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

The functions of the committee include, among other things:

•	approving the retention of compensation consultants and outside service providers and advisors;

•
reviewing and approving, or recommending that the Board approve, the compensation, individual and corporate performance goals and objectives and other terms of employments of our executive officers, including evaluating the performance of our chief executive officer, and, with his assistance, that of our other executive officers;

•	reviewing and recommending to the Board the compensation of our directors;

•	administering our equity and non-equity incentive plans;

•	reviewing our practices and policies of employee compensation as they relate to risk management and risk-taking incentives;

•	reviewing and evaluating succession plans for the executive officers;

•	reviewing and approving, or recommending that the Board approve, incentive compensation and equity plans;

•	helping the Board oversee our human capital management policies, plans and strategies; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

The composition and function of the compensation committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Charles B. Bernicker, Robert Farrell and Matt Harris. Charles B. Bernicker serves as the chair of the nominating and corporate governance committee. The Board has determined that each of the members of our nominating and corporate governance committee satisfies the independence requirements of Nasdaq.

The functions of this committee include, among other things:

•	identifying, evaluating, and selecting, or recommending that the Board approve, nominees for election to the Board and its committees;

•	approving the retention of director search firms;

•	evaluating the performance of the Board and of individual directors;

•	considering and making recommendations to the Board regarding the composition of the Board and its committees;

•	evaluating the adequacy of our corporate governance practices and reporting; and

•	overseeing an annual evaluation of the Board’s performance.

The composition and function of the nominating and corporate governance committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. We will comply with future requirements to the extent they become applicable to us.

Risk Management Committee

Our risk management committee consists of Clare Hart, Lawrence Irving, and Juli Spottiswood.  Clare Hart serves as the chair of the risk management committee. The primary responsibility of the Committee is to oversee and approve the company-wide risk management practices.

The functions of this committee include, among other things:

•	encouraging integration of risk management into the organization’s goals and in general work to create a corporate culture to manage risks appropriately;

•	communicating with management and the board regarding the Company’s risk exposures and risk tolerance;

•	monitoring the Company risk profile and the potential exposure to risks;

•	reviewing risk management policy, plans, infrastructure, objectives, strategies and process;

•	reviewing with management the Company’s performance against its risk management plans;

•	reviewing enterprise and emerging risks and escalating risks for improvements and crisis preparedness and recovery plans;

•	reviewing management’s corrective actions for deficiencies that arise with respect to the effectiveness of the Company’s enterprise-wide risk assessment processes;

•	monitoring governance rating agencies and their assessments of the Company’s risk-related policies, and make recommendations to the Board; and

•	reviewing the effectiveness of the Company’s information security policies and practices and internal controls over financial reporting with the audit committee.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of Legacy Billtrust or of the Company following the Business Combination. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

The Certificate of Incorporation eliminates our directors’ liability for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

The Certificate of Incorporation requires us to indemnify and advance expenses to, to the fullest extent permitted by applicable law, our directors, officers and agents. We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Certificate of Incorporation prohibits any retroactive changes to the rights or protections or that increase the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We believe these provisions in the Certificate of Incorporation are necessary to attract and retain qualified persons as directors and officers for us.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.billtrust.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only. The nominating and corporate governance committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Item 11.	Executive Compensation

Legacy Billtrust’s named executive officers for the year ended December 31, 2020, consisting of its principal executive officer and its two other highest compensated executive officers who were serving in such capacity as of December 31, 2020, were:

•	Flint A. Lane, our Chief Executive Officer;

•	Steven Pinado, our President; and

•	Mark Shifke, our Chief Financial Officer.

Summary Compensation Table

The table below shows compensation of Legacy Billtrust’s named executive officers for the years ended December 31, 2019 and 2020.

Name and Principal Position	Year		Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Compensation Bonus ($)(2)	All Other Compensation ($)(3)	Total ($)
Flint A. Lane	2020		400,000	—	212,500	37,500(2)	8,250(3)	658,250
Chief Executive Officer	2019		397,917	—	225,000	—	8,297(3)	631,214
Steven Pinado	2020		350,000	18,332	148,750	26,250(2)	—	543,332
President	2019		334,167	—	150,000	—	6,337(3)	490,504
Mark Shifke	2020		218,679	2,279,989	114,198	20,152	—	2,633,018
Chief Financial Officer	2019	(4)	—		—		—

(1)
The amount reported represents the portion of the named executive officer’s 2020 annual performance bonus that was attributable to achievement of our pre-established performance goals, as described under “Non-Equity Incentive Plan Compensation” below.

(2)
The amount reported represents the portion of the named executive officer’s 2020 annual performance bonus that was not attributable to achievement of our pre-established performance goals, as described under “Non-Equity Incentive Plan Compensation” below.

(3)	The amount reported consists of 401(k) matching contributions.
(4)	Mr. Shifke commenced employment as of February 2020 and did not receive compensation in 2019.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. In 2020, each of Legacy Billtrust’s named executive officers was eligible to receive an annual performance bonus based on the achievement of pre-established performance goals as determined by our Board or an authorized committee thereof. For 2020, the payout was based on achievement of corporate objectives, including goals related to revenues and EBITDA. The target bonus amounts for Messrs. Lane, Pinado and Shifke for 2020 were set at $125,000, $87,500 and $67,175, respectively. In January 2021, the Board determined that the 2020 corporate objectives were achieved at 170%. After taking into account our overall performance and the closing of the Business Combination, the Board approved payment of annual performance bonuses at 200% of target, including payments to Messrs. Lane, Pinado and Shifke in the amounts of $250,000, $175,000 and $134,350, respectively The portion of each of our named executive officer’s annual performance bonus attributable to achievement of 2020 corporate objectives (170%) is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above, and the additional portion of each named executive officer’s annual performance bonus (30%) is reflected in the “Bonus” column of the Summary Compensation Table above.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. The Board or an authorized committee thereof is responsible for approving equity grants.

Historically, we have generally used stock options as an incentive for long-term compensation to our executive officers because stock options allow our executive officers to realize value from this form of equity compensation only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock on the date of grant. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to the Business Combination, Legacy Billtrust granted stock options to each of its named executive officers pursuant to its 2014 Incentive Compensation Plan (“2014 Plan”) and its 2003 Stock Incentive Plan (“2003 Plan”), the terms of which are described below under the subsections entitled “—Employee Benefit and Stock Plans—2014 Incentive Compensation Plan” and “—Employee Benefit and Stock Plans—2003 Stock Incentive Plan,” respectively. We may grant additional equity awards to our named executive officers pursuant to our 2020 Plan, the terms of which are described below under the subsections entitled “—Employee Benefit and Stock Plans—2020 Equity Incentive Plan.”

All stock options were granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events, as described in more detail under the subsections entitled “—Employment, Severance and Change in Control Agreements—Potential Payments Upon Termination or Change in Control” and “—Employee Benefit and Stock Plans.”

Outstanding Equity Awards at 2020 Fiscal Year-End

The figures in the table below show outstanding equity awards as of December 31, 2020. The number of shares subject to the awards, and the exercise prices for the options, reflect the shares and exercise prices as of December 31, 2020, as adjusted for the conversion of the stock options in the Business Combination.

		Option Awards(1)
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Flint A. Lane	5/1/2013	180,707	—	0.48	4/30/2023
Chief Executive Officer	2/1/2015	62,647	—	1.26	1/31/2025
	1/31/2017	89,146	—	1.88	1/30/2027
	5/15/2017	316,237(2)	45,177(2)	1.93	5/14/2027

Steven Pinado	3/28/2018	104,810	65,054(2)	2.15	3/27/2028
President	3/28/2018	998,404(2)	599,043(2)	2.15	3/27/2028
	5/12/2020	4,937	14,832(3)	2.19	5/11/2030

Mark Shifke	2/5/2020	150,485	1,117,880(2)	3.42	2/4/2030
Chief Financial Officer	2/5/2020	23,441	99,634(2)	3.42	2/4/2030
	6/19/2020	27,106	189,742(2)	2.19	6/18/2030
	5/12/2020	9,180	27,540(3)	2.19	5/11/2030

(1)
All of the option awards granted in 2013 were granted under the 2003 Plan, the terms of which are described below under “—Employee Benefit and Stock Plans—2003 Stock Incentive Plan.” All of the option awards granted after 2013 were granted under the 2014 Plan, the terms of which are described below under “—Employee Benefit and Stock Plans—2014 Incentive Compensation Plan.”

(2)
The options are subject to a four-year vesting schedule, with 12.5% of the shares subject to each stock option vesting every six months following the date of grant, subject to continued employment through each vesting date.

(3)
The options are subject to a two-year vesting schedule, with 25.0% of the shares subject to each stock option vesting every six months following the date of grant, subject to continued employment through each vesting date.

Employment, Severance, and Change in Control Agreements

Employment and Separation Agreements

Below are descriptions of the employment and separation agreements with our named executive officers as well as descriptions of the employment agreements or arrangements with our other executive officers, Joe Eng, who serves as our Chief Information Officer, and Jeanne O’Connor, who serves as our Chief Talent Officer. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our executive officers, please see “—Potential Payments Upon Termination or Change in Control” below.

Mr. Lane. In August 2014, Legacy Billtrust entered into an employment agreement with Mr. Lane. This agreement, as amended in May 2017 and October 2020, governs the current terms of Mr. Lane’s employment with us. Pursuant to his employment agreement, Mr. Lane was initially entitled to an annual base salary of $315,000, which was most recently increased to $400,000 in February 2019, and was initially eligible to receive an annual target bonus of $150,000, which was increased to $225,000 in 2019, and most recently increased to $250,000 in October 2020, payable based on the achievement of performance goals as established by the compensation committee of the Board. Mr. Lane is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Lane is also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs. Mr. Lane’s employment is at will.

Mr. Pinado. In March 2018, Legacy Billtrust entered into an employment agreement with Mr. Pinado. This agreement, as amended in October 2020, governs the current terms of Mr. Pinado’s employment with us. Pursuant to his employment agreement, Mr. Pinado was initially entitled to an annual base salary of $325,000, which was increased to $350,000 in February 2019, and was eligible to receive an annual target bonus of $150,000 in 2019 and most recently increased to $175,000 in October 2020, payable based on the achievement of individual and corporate performance goals as established by the compensation committee of the Board. Mr. Pinado is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Pinado is also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs. Mr. Pinado’s employment is at will.

Mr. Shifke. In March 2020, Legacy Billtrust entered into an employment agreement with Mr. Shifke. This agreement governs the current terms of Mr. Shifke’s employment with us. Pursuant to his employment agreement, Mr. Shifke is entitled to an annual base salary of $325,000, and is eligible to receive an annual target bonus of $150,000, payable based on the achievement of performance goals as established by the compensation committee of Billtrust’s board of directors. Mr. Shifke is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Shifke is also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs. Mr. Shifke’s employment is at will.

Mr. Eng. In February 2020, Legacy Billtrust entered into an employment agreement with Mr. Eng. This agreement governs the current terms of Mr. Eng’s employment with us. Pursuant to his employment agreement, Mr. Eng is entitled to an annual base salary of $300,000, and is eligible to receive an annual target bonus of $150,000, payable based on the achievement of performance goals as established by the compensation committee of the Board. Mr. Eng is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.” Mr. Eng is also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs. Mr. Eng’s employment is at will.

Ms. O’Connor. Pursuant to her employment arrangement with us, Ms. O’Connor was entitled to an annual base salary of $250,000 in 2020 upon her promotion to Chief Talent Officer, and was eligible to receive an annual target bonus of $100,000, payable based on the achievement of performance goals as established by the compensation committee of the Board. Ms. O’Connor is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.” Ms. O’Connor is also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs. Ms. O’Connor’s employment is at will.

Potential Payments Upon Termination or Change in Control

Mr. Lane. Pursuant to Mr. Lane’s employment agreement, if Mr. Lane’s employment is terminated due to his death or “disability” (as defined in Mr. Lane’s employment agreement), Mr. Lane or his estate will be entitled to the cost of COBRA continuation coverage for all health plans and programs that Mr. Lane or his covered dependents participated in immediately prior to his termination for up to 12 months following his termination, and immediate vesting of all unvested options that otherwise would have vested during the 12-month period following Mr. Lane’s termination. In addition, in the event of termination due to death, Mr. Lane’s estate will be entitled to continued payment of his base salary for 12 months following his death. In the event that Mr. Lane’s employment is terminated, absent a “change in control,” by us without “cause” or by Mr. Lane for “good reason” (each, as defined in Mr. Lane’s employment agreement), and subject to his delivery to us of a general release of claims, he will be entitled to continued payment of his base salary for six months after his termination or resignation date, the cost of COBRA continuation coverage for all health plans and programs that Mr. Lane participated in immediately prior to his termination for up to six months following his termination or resignation date, and immediate vesting of all unvested options that otherwise would have vested during such six-month severance period following Mr. Lane’s termination or resignation (with any then-vested stock options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In the event that Mr. Lane’s employment is terminated by us without cause or by Mr. Lane for good reason, in either case, within three months prior to or 12 months following a change in control, and subject to his delivery to us of a general release of claims, Mr. Lane will be entitled to continued payment of his base salary for 12 months, the cost of COBRA continuation coverage for all health plans and programs that Mr. Lane participated in immediately prior to his termination for up to 12 months, and immediate vesting, on the later of (i) the date of such termination or (ii) the effective date of the change in control, of all outstanding options that otherwise would have vested during the 24-month period following his termination or resignation (with any then-vested options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In addition, in the event that Mr. Lane’s employment is terminated due to his death or disability, by us without cause or by Mr. Lane for good reason, and subject to his delivery to us of a general release of claims, he will be entitled to (i) any portion of his target annual bonus that is based on the achievement of individual interim or year-end objectives that have been met at the time of his termination, regardless of whether such termination occurs before the end of the applicable year and the actual calculation of such bonus for such year, (ii) any portion of his target annual bonus that is based on subjective performance will be paid in accordance with our applicable bonus policy, and (iii) a pro-rata portion of his target annual bonus that is based on achievement of corporate performance objectives, with such proration determined based on the number of days during the year of his termination that Mr. Lane worked and with the applicable corporate performance determined based on actual achievement for such year. Mr. Lane’s employment agreement, as amended, provides that if any payment or distribution thereunder would constitute “excess parachute payments” within the meaning of Section 280G of the Code, then such payments will be reduced if such reduction will provide Mr. Lane with a greater net after-tax benefit than would no reduction.

Mr. Pinado. Pursuant to Mr. Pinado’s employment agreement, if Mr. Pinado’s employment is terminated due to his death or “disability” (as defined in Mr. Pinado’s employment agreement), Mr. Pinado or his estate will be entitled to the cost of COBRA continuation coverage for all health plans and programs that Mr. Pinado or his covered dependents participated in immediately prior to his termination for up to 12 months following his termination, and immediate vesting of all unvested options that otherwise would have vested during the 12-month period following Mr. Pinado’s termination. In addition, in the event of termination due to death, Mr. Pinado’s estate will be entitled to continued payment of his base salary for 12 months following his death. In the event that Mr. Pinado’s employment is terminated, absent a “change in control,” by us without “cause” or by Mr. Pinado for “good reason” (each, as defined in Mr. Pinado’s employment agreement), and subject to his delivery to us of a general release of claims, he will be entitled to continued payment of his base salary for six months after his termination or resignation date, the cost of COBRA continuation coverage for all health plans and programs that Mr. Pinado participated in immediately prior to his termination for up to six months following his termination or resignation date, and immediate vesting of all unvested options that otherwise would have vested during such six-month severance period following Mr. Pinado’s termination or resignation (with any then-vested stock options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In the event that Mr. Pinado’s employment is terminated by us without cause or by Mr. Pinado for good reason, in either case, within three months prior to or 12 months following a change in control, and subject to his delivery to us of a general release of claims, Mr. Pinado will be entitled to continued payment of his base salary for 12 months, the cost of COBRA continuation coverage for all health plans and programs that Mr. Pinado participated in immediately prior to his termination for up to 12 months, and immediate vesting, on the later of (i) the date of such termination or (ii) the effective date of the change in control, of all outstanding options that otherwise would have vested during the 24-month period following his termination or resignation (with any then-vested options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In addition, in the event that Mr. Pinado’s employment is terminated due to his death or disability, by us without cause or by Mr. Pinado for good reason, and subject to his delivery to us of a general release of claims, he will be entitled to (i) any portion of his target annual bonus that is based on the achievement of individual interim or year-end objectives that have been met at the time of his termination, regardless of whether such termination occurs before the end of the applicable year and the actual calculation of such bonus for such year, (ii) any portion of his target annual bonus that is based on subjective performance will be paid in accordance with our applicable bonus policy, and (iii) a pro-rata portion of his target annual bonus that is based on achievement of corporate performance objectives, with such proration determined based on the number of days during the year of his termination that Mr. Pinado worked and with the applicable corporate performance determined based on actual achievement for such year.

Mr. Shifke. Pursuant to Mr. Shifke’s employment agreement, if Mr. Shifke’s employment is terminated due to his death or “disability” (as defined in Mr. Shifke’s employment agreement), Mr. Shifke or his estate will be entitled to the cost of COBRA continuation coverage for all health plans and programs that Mr. Shifke or his covered dependents participated in immediately prior to his termination for up to 12 months following his termination and immediate vesting of all unvested options that otherwise would have vested during the 12-month period following Mr. Shifke’s termination. In addition, in the event of termination due to death, Mr. Shifke’s estate will be entitled to continued payment of his base salary for 12 months following his death. In the event that Mr. Shifke’s employment is terminated, absent a “change in control,” by us without “cause” or by Mr. Shifke for “good reason” (each, as defined in Mr. Shifke’s employment agreement), and subject to his delivery to us of a general release of claims, he will be entitled to continued payment of his base salary for six months after his termination or resignation date, the cost of COBRA continuation coverage for all health plans and programs that Mr. Shifke participated in immediately prior to his termination for up to six months following his termination or resignation date, and, (a) if such termination occurs within six months of the commencement date of Mr. Shifke’s employment, all unvested options that would have vested during the six month period following such termination shall immediately vest, (b) if such termination occurs between six and nine months following the commencement date of Mr. Shifke’s employment, all unvested options that would have vested during the nine months following such termination shall immediately vest, and (c) if such termination occurs after nine months of the commencement date of Mr. Shifke’s employment, all unvested options that would have vested during the 12 month period following such termination will immediately vest (in each case, with any then-vested stock options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In the event that Mr. Shifke’s employment is terminated by us without cause or by Mr. Shifke for good reason, in either case, within three months prior to or 12 months following a change in control, and subject to his delivery to us of a general release of claims, Mr. Shifke will be entitled to continued payment of his base salary for 12 months, the cost of COBRA continuation coverage for all health plans and programs that Mr. Shifke participated in immediately prior to his termination for up to 12 months, and immediate vesting, on the later of (i) the date of such termination or (ii) the effective date of the change in control, of all outstanding options (with any then-vested options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In addition, in the event that Mr. Shifke’s employment is terminated due to his death or disability, by us without cause or by Mr. Shifke for good reason, and subject to his delivery to us of a general release of claims, he will be entitled to (i) any portion of his target annual bonus that is based on the achievement of individual interim or year-end objectives that have been met at the time of his termination, regardless of whether such termination occurs before the end of the applicable year and the actual calculation of such bonus for such year, (ii) any portion of his target annual bonus that is based on subjective performance will be paid in accordance with our applicable bonus policy, and (iii) a pro-rata portion of his target annual bonus that is based on achievement of corporate performance objectives, with such proration determined based on the number of days during the year of his termination that Mr. Shifke worked and with the applicable corporate performance determined based on actual achievement for such year.

Mr. Eng. Pursuant to Mr. Eng’s employment agreement, if Mr. Eng’s employment is terminated due to his death or “disability” (as defined in Mr. Eng’s employment agreement), Mr. Eng or his estate will be entitled to the cost of COBRA continuation coverage for all health plans and programs that Mr. Eng or his covered dependents participated in immediately prior to his termination for up to 12 months following his termination and immediate vesting of all unvested options that otherwise would have vested during the 12-month period following Mr. Eng’s termination. In addition, in the event of termination due to death, Mr. Eng’s estate will be entitled to continued payment of his base salary for 12 months following his death. In the event that Mr. Eng’s employment is terminated, absent a “change in control,” by us without “cause” or by Mr. Eng for “good reason” (each, as defined in Mr. Eng’s employment agreement), and subject to his delivery to us of a general release of claims, he will be entitled to continued payment of his base salary for six months after his termination or resignation date, the cost of COBRA continuation coverage for all health plans and programs that Mr. Eng participated in immediately prior to his termination for up to six months following his termination or resignation date, and immediate vesting of all unvested options that otherwise would have vested during such six-month severance period following Mr. Eng’s termination or resignation (with any then-vested stock options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In the event that Mr. Eng’s employment is terminated by us without cause or by Mr. Eng for good reason, in either case, within three months prior to or 12 months following a change in control, and subject to his delivery to us of a general release of claims, Mr. Eng will be entitled to continued payment of his base salary for 12 months, the cost of COBRA continuation coverage for all health plans and programs that Mr. Eng participated in immediately prior to his termination for up to 12 months, and immediate vesting, on the later of (i) the date of such termination or (ii) the effective date of the change in control, of all outstanding options that otherwise would have vested during the 24-month period following his termination or resignation (with any then-vested options remaining exercisable through the earlier of 12 months following his termination date and the expiration date set forth in the applicable award agreement). In addition, in the event that Mr. Eng’s employment is terminated due to his death or disability, by us without cause or by Mr. Eng for good reason, and subject to his delivery to us of a general release of claims, he will be entitled to (i) any portion of his target annual bonus that is based on the achievement of individual interim or year-end objectives that have been met at the time of his termination, regardless of whether such termination occurs before the end of the applicable year and the actual calculation of such bonus for such year, (ii) any portion of his target annual bonus that is based on subjective performance will be paid in accordance with our applicable bonus policy, and (iii) a pro-rata portion of his target annual bonus that is based on achievement of corporate performance objectives, with such proration determined based on the number of days during the year of his termination that Mr. Eng worked and with the applicable corporate performance determined based on actual achievement for such year.

Ms. O’Connor. Pursuant to Ms. O’Connor’s executive severance agreement with us, if Ms. O’Connor’s employment is terminated by us involuntarily, and subject to her delivery to us of a general release of claims, Ms. O’Connor will be entitled to continued payment of her monthly base salary for six months after her termination date and the cost of COBRA continuation coverage for all health plans and programs that Ms. O’Connor participated in immediately prior to her termination for up to six months following her termination date. In addition, in the event that Ms. O’Connor’s employment is terminated by us involuntarily prior to a change of control, and subject to her delivery to us of a general release of claims, Ms. O’Connor will be entitled to the vesting of all unvested options that otherwise would have vested during such six-month severance period following Ms. O’Connor’s termination. In the event that Ms. O’Connor’s employment is terminated by us involuntarily following a change in control, and subject to her delivery to us of a general release of claims, Ms. O’Connor will be entitled to the vesting of all unvested options that otherwise would have vested during such 12-month severance period following Ms. O’Connor’s termination. In addition, in the event that Ms. O’Connor’s employment is terminated by us involuntarily, and subject to her delivery to us of a general release of claims, she will be entitled to a pro-rata portion of any bonus payable to her for such year, with such proration determined based on the number of days during the year of her termination that Ms. O’Connor worked and with the applicable corporate performance determined based on actual achievement for such year.

Other Compensation and Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including medical, dental, vision, and life insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, accidental death, and dismemberment insurance for all employees, including our named executive officers. We generally do not provide perquisites or personal benefits.

Employee Benefit and Stock Plans

We believe that our ability to grant equity-based awards is a valuable and necessary compensation tool that aligns the long-term financial interests of our employees, consultants and directors with the financial interests of our stockholders. In addition, we believe that our ability to grant options and other equity-based awards helps us to attract, retain and motivate employees, consultants, and directors, and encourages them to devote their best efforts to our business and financial success. The principal features of our existing equity incentive plans and its 401(k) plan are summarized below.

2020 Equity Incentive Plan

The 2020 Plan was adopted by the board of directors of SMMC on December 18, 2020 and adopted by our stockholders and ratified by the Board on January 12, 2021.

Eligibility. Our employees, consultants, directors, and employees and consultants of our affiliates, may be eligible to receive awards under the 2020 Plan.

Award Types. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants.

Share Reserve. The number of shares of Common Stock initially reserved for issuance under the 2020 Plan is 14,526,237 shares (equal to 10% of the total number of issued and outstanding shares of Common Stock and Class 2 Common Stock immediately after the Closing (the “Share Reserve”). The number of shares of Common Stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2022 continuing through January 1, 2031, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Board. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2020 Plan is 43,578,713 shares (equal to 300% of the number of shares of Common Stock initially reserved under the 2020 Plan). Shares issued under the 2020 Plan may be authorized but unissued or reacquired shares. Shares subject to stock awards granted under the 2020 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2020 Plan. Additionally, shares issued pursuant to stock awards under the 2020 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2020 Plan.

Earnout RSU Share Reserve. An additional 1,100,000 shares of Common Stock will be reserved under the 2020 Plan to be used exclusively for the grant of Earnout RSUs (as defined below) pursuant to the terms and conditions of the BCA and may be used solely for such purpose (the “Earnout RSU Share Reserve”). The shares of Common Stock issuable under any Earnout RSUs that may be awarded under the 2020 Plan will be in addition to and will not reduce the Share Reserve. The shares of Common Stock underlying any Earnout RSUs that are forfeited, canceled, held back upon exercise of an Earnout RSU or settlement of an Earnout RSU to cover the exercise price or tax withholding, reacquired or repurchased, satisfied without the issuance of Common Stock or otherwise terminated (other than by exercise) will be added back to the shares available for grant under the Earnout RSU Share Reserve but will not be added back to the Share Reserve.

Plan Administration. The Board, or a duly authorized committee thereof, will have the authority to administer the 2020 Plan. The Board may also delegate to one or more officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of shares to be subject to such stock awards. Subject to the terms of the 2020 Plan, the plan administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the 2020 Plan. The plan administrator has the power to modify outstanding awards under the 2020 Plan. Subject to the terms of the 2020 Plan, the plan administrator also has the authority to reprice any outstanding option or stock award, cancel and re-grant any outstanding option or stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under GAAP, with the consent of any materially adversely affected participant.

Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2020 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of Common Stock on the date of grant (however, a stock option may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a corporate transaction, as such term is defined in the 2020 Plan, and in a manner consistent with the provisions of Sections 409A and, if applicable, 424(a) of the Code). Options granted under the 2020 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator. The plan administrator determines the term of stock options granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. Options generally terminate immediately upon the termination of an optionholder’s service for cause. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of Common Stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft, or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of Common Stock previously owned by the optionholder, (iv) a net exercise of the option if it is an NSO and (v) other legal consideration approved by the plan administrator.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of Common Stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all stock plans maintained by us may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. Except as provided otherwise in the applicable award agreement, if a participant’s service relationship ends for any reason, we may receive through a forfeiture condition or a repurchase right any or all of the shares held by the participant under his or her restricted stock award that have not vested as of the date the participant terminates service.

Restricted Stock Unit Awards. Restricted stock units are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock units may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Stock Appreciation Rights. Stock appreciation rights are granted under stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of Common Stock on the date of grant (however, a stock appreciation right may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a corporate transaction, as such term is defined in the 2020 Plan, and in a manner consistent with the provisions of Sections 409A). A stock appreciation right granted under the 2020 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

Performance Awards. The 2020 Plan permits the grant of performance-based stock and cash awards. The plan administrator may structure awards so that the shares of Common Stock, cash, or other property will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. The performance criteria that will be used to establish such performance goals may be based on any measure of performance selected by the plan administrator. The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the plan administrator will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to GAAP; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under GAAP; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to expense under GAAP; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under GAAP. In addition, the plan administrator retains the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the performance goals. Partial achievement of the specified criteria may result in the payment or vesting corresponding to the degree of achievement as specified in the applicable award agreement or the written terms of a performance cash award. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to Common Stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit. The aggregate value of all compensation granted or paid by us to any individual for service as a non-employee director with respect to any calendar year (such period, the “annual period”), including stock awards and cash fees paid by us to such non-employee director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board during such annual period, $1,000,000 in total value. For purposes of these limitations, the value of any such stock awards is calculated based on the grant date fair value of such stock awards for financial reporting purposes.

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or any similar equity restructuring transaction, appropriate adjustments will be made to (i) the class(es) and maximum number of shares of Common Stock subject to the 2020 Plan and the maximum number of shares by which the share reserve may annually increase; (ii) the class(es) and maximum number of shares that may be issued pursuant to the exercise of ISOs; and (iii) the class(es) and number of securities and exercise price, strike price or purchase price of common stock subject to outstanding awards.

Corporate Transactions. The following applies to stock awards under the 2020 Plan in the event of a corporate transaction, as defined in the 2020 Plan, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or unless otherwise expressly provided by the plan administrator at the time of grant. In the event of a corporate transaction, any stock awards outstanding under the 2020 Plan may be assumed, continued or substituted by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the plan administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants. In the event a stock award will terminate if not exercised prior to the effective time of a transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value, at the effective time, to the excess (if any) of (1) the value of the property the participant would have received upon the exercise of the stock award over (2) any exercise price payable by such holder in connection with such exercise.

Change in Control. In the event of a change in control, as defined under the 2020 Plan, awards granted under the 2020 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Plan Amendment or Termination. The Board will have the authority to amend, suspend, or terminate the 2020 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date the board of directors of SMMC adopted the 2020 Plan.

2020 Employee Stock Purchase Plan

The 2020 Employee Stock Purchase Plan (the “ESPP”) was adopted by the board of directors of SMMC on December 18, 2020 and adopted by our stockholders and ratified by the Board on January 12, 2021.

Share Reserve. The ESPP authorizes the issuance of 1,452,623 shares of Common Stock (equal to 1% of the total number of issued and outstanding shares of Common Stock and Class 2 Common Stock as of immediately after the Closing) under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of Common Stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) 2,905,247 shares equal to 200% of the initial share reserve; provided, that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). If purchase rights granted under the ESPP terminate without having been exercised, the shares of Common Stock not purchased under such purchase rights will again become available for issuance under the ESPP.

Plan Administration. The Board, or a duly authorized committee thereof, will have the authority to administer the ESPP. The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of Common Stock on specified dates during such offerings. Under the ESPP, the plan administrator may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of Common Stock will be purchased for employees participating in the offering. An offering under the ESPP may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, will be eligible to participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of Common Stock under the ESPP. Unless otherwise determined by the plan administrator, Common Stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to not less than the lesser of (i) 85% of the fair market value of a share of Common Stock on the first trading date of an offering or (ii) 85% of the fair market value of a share of Common Stock on the date of purchase.

Limitations. Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the plan administrator, including: (i) being customarily employed for more than 20 hours per week; (ii) being customarily employed for more than five months per calendar year; or (iii) continuous employment for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of Common Stock based on the fair market value per share of Common Stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other similar equity restructuring transactions, the plan administrator will make appropriate adjustments to (i) the class(es) and maximum number of shares reserved under the ESPP, (ii) the class(es) and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class(es) and maximum number of shares and purchase price applicable to all outstanding offerings and purchase rights and (iv) the class(es) and number of shares that are subject to purchase limits under ongoing offerings.

Corporate Transactions. In the event of a corporate transaction, as defined in the ESPP, any then-outstanding rights to purchase shares under the ESPP may be assumed, continued or substituted by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of Common Stock within ten business days prior to such corporate transaction, and such purchase rights will terminate immediately.

ESPP Amendment or Termination. The Board will have the authority to amend or terminate the ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We must obtain stockholder approval of any amendment to the ESPP to the extent required by applicable law or listing rules.

2014 Incentive Compensation Plan

The 2014 Plan was originally adopted by the board of directors of Legacy Billtrust and approved by its stockholders in July 2014, and was amended in May 2017. The 2014 Plan is divided into three separate equity incentive programs: (i) the Discretionary Grant Program under which Legacy Billtrust’s employees, directors and consultants may have, at the discretion of the plan administrator, been granted options to purchase shares of Common Stock or stock appreciation rights tied to the value of common stock of Legacy Billtrust, (ii) the Stock Issuance Program under which Legacy Billtrust’s employees, directors and consultants may have, at the discretion of the plan administrator, been issued shares of common stock of Legacy Billtrust pursuant to restricted stock awards, restricted stock units or other stock based awards which vest upon the completion of a designated service period or the attainment of pre-established performance milestones, or such shares of common stock of Legacy Billtrust may have been issued through direct purchase or as a bonus for services rendered to Legacy Billtrust, and (iii) the Incentive Bonus Program under which Legacy Billtrust’s employees, directors and consultants may have, at the discretion of the plan administrator, been provided with incentive bonus opportunities through performance unit awards and special cash incentive programs tied to the attainment of pre-established performance milestones. Immediately prior to the completion of the Business Combination, the 2014 Plan was terminated, and no further grants will be made under the 2014 Plan. Any outstanding awards granted under the 2014 Plan will remain subject to the terms of the 2014 Plan and the applicable award agreement. Stock options granted under the Discretionary Grant Program are the only stock awards outstanding under the 2014 Plan.

Authorized Shares. The maximum number of shares of Billtrust Common Stock reserved for issuance under the 2014 Plan was 1,486,164 shares.

Plan Administration. Legacy Billtrust’s board of directors, or a duly authorized committee thereof, was granted the authority to administer the 2014 Plan. The 2014 Plan authorizes the plan administrator to determine which eligible persons are to receive awards, the time or times when awards are to be made, the number of shares to be covered by each award, the time or times when the award is to become exercisable, the vesting schedule (if any) applicable to an award, the maximum term for which each award is to remain outstanding and the status of a granted option as either an ISO or an NSO.

Discretionary Grant Program—Stock Options. ISOs and NSOs are granted pursuant to award agreements adopted by the plan administrator. ISOs may only have been granted to Legacy Billtrust’s employees. Anyone eligible to participate in the 2014 Plan may have received an award of NSOs. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders). The term of a stock option may not be longer than 10 years (or five years in the case of ISOs granted to certain significant stockholders). Subject to certain exceptions for death and disability, an option granted under the 2014 Plan generally may only be exercised while an optionholder is employed by, or providing service to, Billtrust, unless provided otherwise in the optionholder’ s award agreement. If an optionholder’s service relationship with us ceases due to disability or death, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months thereafter, unless provided otherwise in the optionholder’s award agreement. An optionholder may exercise an option by delivering notice of exercise to us and paying the exercise price. Acceptable consideration for the purchase of stock issued upon the exercise of an option include (i) cash or check, (ii) shares of Common Stock previously held by the optionholder for a requisite period, (iii) shares of Common Stock otherwise issuable under the option, or (iv) through a broker-assisted cashless exercise program. In no event may an option be exercised beyond the expiration of its term. The plan administrator will have the authority to effect, at any time and from time to time, with the consent of the affected optionholders, the cancellation of any or all outstanding options under the 2014 Plan and to grant in substitution therefore new options covering the same or different number of shares with an exercise price per share based on the fair market value per share on the new option grant date.

Certain Transactions. The plan administrator has broad discretion to take action under the 2014 Plan, as well as to make adjustments to the terms and conditions of awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In the event of a change in control, as defined in the 2014 Plan, each outstanding award will automatically accelerate so that each such award will be exercisable immediately prior to the change in control. However, the plan administrator may determine, in its sole discretion, that such awards will not accelerate and instead will be assumed or continued by the successor corporation, replaced with a cash incentive program of the successor corporation, or be subject to other limitations as determined by the plan administrator at the time of grant. To the extent the plan administrator determines, in its sole discretion, that any option outstanding on the date of the change in control will not be assumed by the successor corporation or otherwise continued or replaced, the holder of any such option will be entitled to receive, upon consummation of the change in control, a lump sum cash payment equal to the spread, if any, existing on the shares subject to the option over the aggregate exercise price in effect for such option.

Transferability. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, options granted under the 2014 Plan are generally non-transferable and are exercisable only by the optionholder.

2003 Stock Incentive Plan

Legacy Billtrust’s board of directors adopted the 2003 Plan in 2003 and its stockholders approved the 2003 Plan in 2003. The 2003 Plan provided for the grant of ISOs to Legacy Billtrust’s employees and for the grant of NSOs, restricted stock awards and other forms of stock awards to its employees, directors and consultants. The 2003 Plan expired by its terms in 2013, and no further grants have been made under the 2003 Plan since its expiration. Any outstanding awards granted under the 2003 Plan remain subject to the terms of the 2003 Plan and the applicable award agreement. Stock options are the only stock awards outstanding under the 2003 Plan.

Authorized Shares. The number of shares of Billtrust Common Stock reserved for issuance under the 2003 Plan was 500,000 shares.

Plan Administration. Our board of directors, or a duly authorized committee thereof, is granted the authority to administer the 2003 Plan. The 2003 Plan authorizes the plan administrator to determine the terms of stock awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share of Common Stock, the vesting schedule applicable to awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the 2003 Plan.

The plan administrator has the power to amend, modify or terminate outstanding awards under the 2003 Plan. Subject to the terms of the 2003 Plan, the plan administrator has the authority to substitute any outstanding award, change the date of exercise, and convert an ISO to an NSO, provided that the consent of an optionholder may be required to the extent the optionholder is materially and adversely affected by the action.

Stock Options. ISOs and NSOs were granted under stock option agreements adopted by the plan administrator. The plan administrator determined the number of shares covered by each option, the exercise price of each option and the conditions and limitations applicable to the exercise of each option. Acceptable consideration for the purchase of Common Stock issued upon the exercise of a stock option is determined by the plan administrator and may include (i) cash or check, (ii) a broker-assisted cashless exercise, (iii) shares previously owned by the optionholder, (iv) delivery of a promissory note, (v) other lawful consideration approved by the plan administrator, or (vi) by any combination of the previously listed forms of payment.

Corporate Transactions. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, or spin-off, necessary and appropriate adjustments will be made to (i) the number and class of shares of securities available under the 2003 Plan; (ii) the number and class of securities and exercise price per share subject to each outstanding option; and (iii) other necessary adjustments determined by the plan administrator. The 2003 Plan provides that in the event of a reorganization event, as defined in the 2003 Plan, all outstanding options will be assumed or substituted by the acquiring or succeeding corporation. If the acquiring or succeeding corporation does not agree to assume or substitute for such options, then the plan administrator will notify all optionholders that all options will become exercisable in full at a time prior to the reorganization event, and will terminate immediately prior to the reorganization event. However, if stockholders will receive cash payment for their shares upon consummation of the reorganization event, then the plan administrator may provide that each option will terminate upon the consummation of the reorganization event, and each optionholder will instead receive a cash payment equal to the per-share consideration that will be received by stockholders in the reorganization event multiplied by the number of shares subject to such option less the aggregate exercise price of such option.

Transferability. Unless the plan administrator determines otherwise, an optionholder may not transfer options granted under the 2003 Plan other than by will, or by the laws of descent and distribution.

401(k) Plan

We maintain a 401(k) plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. From January 1, 2020 to April 16, 2020, Legacy Billtrust made matching contributions to each participant’s account under the 401(k) plan in an amount equal to 50% of the participant’s contributions up to 6% of the participant’s eligible compensation. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

2020 Director Compensation Table

The following table sets forth in summary form information concerning the compensation that Legacy Billtrust paid or awarded during the year ended December 31, 2020 to each of its non-employee directors who served on its board of directors during 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
Kanwarpal Bindra(2)	—	—	—	—	—
Robert Farrell	—	—	—	—	—
Kelly Ford-Buckley(3)	—	—	—	—	—
Clare Hart	—	—	—	—	—
Lawrence Irving	—	—	—	—	—
Stephen Waldis(4)	—	—	—	—	—
Matt Harris	—	—	—	—	—
Juli Spottiswood	—	—	—	—	—

(1)
As of December 31, 2020, the aggregate number of shares underlying outstanding options to purchase Common Stock held by its non-employee directors were: Kanwarpal Bindra 71,277 shares of Common Stock, Robert Farrell 279,089 shares of Common Stock, Kelly Ford-Buckley 71,277 shares of Common Stock, Clare Hart 71,277 share of Common Stock, Lawrence Irving 279,089 shares of Common Stock, Stephen Waldis zero shares of Common Stock and Matt Harris zero shares of Common Stock. As of December 31, 2019, none of Legacy Billtrust’s non-employee directors held other unvested stock awards. As of December 31, 2020, Stephen Waldis also held 279,091 shares of Common Stock.

(2)	Kanwarpal Bindra resigned from the board of directors of Legacy Billtrust on July 13, 2020.
(3)	Kelly Ford-Buckley resigned from the board of directors of Legacy Billtrust on November 19, 2020.
(4)	Stephen Waldis resigned from the board of directors of Legacy Billtrust on November 19, 2020.

Non-Employee Director Compensation

The Board will review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors. We have developed a board of directors’ compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success.

Concurrent with the closing of the Business Combination, the Board adopted a director compensation policy for non-employee directors (excluding Matt Harris) to be effective immediately. Each eligible director will receive an annual cash retainer of $30,000 for serving on our board of directors. The chairperson of the audit committee of the Board will be entitled an additional annual cash retainer of $15,000 and the chairperson of each of the compensation, nominating and corporate governance and risk management committees of the Board will be entitled an additional annual cash retainer of $7,500. All annual cash fees are vested upon payment.

In addition, each eligible director (other than Charles Bernicker) will be granted on the first business day of each fiscal quarter a number of restricted stock units (“RSUs”) equal to $25,000 (or, in the case of the fiscal quarter ended June 30, 2021, $50,000) divided by the closing price of the Common Stock on the date of grant, with all such RSUs vesting on the date of grant.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Limitation on Liability and Indemnification of Officers and Directors

Our Certificate of Incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Certificate of Incorporation. Our Bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

In connection with the IPO, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of the Class 1 Common Stock as of March 17, 2021, by:

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Class 1 Common Stock;

•	each current executive officer and director of the Company; and

•	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and Warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 149,178,593 shares of Class 1 Common Stock issued and outstanding as of March 17, 2021.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Class 1 Common Stock and their business address is c/o Billtrust, 1009 Lenox Drive, Suite 101, Lawrenceville, New Jersey 08648.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Executive Officers:
Flint A. Lane(1)	26,073,333	17.5
Steven Pinado(2)	1,379,238	*
Mark Shifke(3)	435,247	*
Joe Eng(4)	511,705	*
Jeanne O’Connor(5)	181,876	*
Charles Bernicker	—	—
Clare Hart(6)	71,277	*
Robert Farrell(7)	279,089	*
Lawrence Irving(8)	279,089	*
Matt Harris	—	—
Juli Spottiswood(9)	14,456	*
Directors and Executive Officers as a Group (11 Individuals)	29,225,310	19.6
Five Percent Holders:
Entities affiliated with Bain Capital Venture Investors, LLC(10)	31,518,959	21.1
Riverwood Capital(11)	16,720,279	11.2
W Capital Partners(12)	9,567,151	6.4

*	Less than one percent.

(1)
Consists of (i) 17,539,955 shares of Class 1 Common Stock, (ii) 7,839,466 shares of Class 1 Common Stock held by Flint Lane 2009 Grantor Retained Annuity Trust and (iii) 693,912 shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(2)	Consists of (i) 117,068 shares of Class 1 Common Stock and (ii) 1,262,170 shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(3)	Consists of shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(4)	Consists of (i) 178,527 shares of Class 1 Common Stock and (ii) 333,178 shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(5)	Consists of (i) 34,261 shares of Class 1 Common Stock and (ii) 147,615 shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(6)	Consists of shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(7)	Consists of shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(8)	Consists of shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(9)	Consists of shares of Class 1 Common Stock issuable pursuant to options that are exercisable within 60 days of March 17, 2021.

(10)
Consists of (i) 28,563,245 shares of Class 1 Common Stock held by Bain Capital Venture Fund 2012, L.P. (“Venture Fund 2012”), (ii) 2,789,596 shares of Class 1 Common Stock held by BCIP Venture Associates (“BCIP VA”) and (iii) 166,118 shares of Class 1 Common Stock held by BCIP Venture Associates-b (“BCIP VA-B” and, together with Bain Capital Venture Fund 2012, L.P. and BCIP Venture Associates, the “Bain Capital Venture Entities”). Bain Capital Venture Investors, LLC (“BCVI”), the Executive Committee of which consists of Enrique Salem and Ajay Agarwal, is the ultimate general partner of Venture Fund 2012 and governs the investment strategy and decision-making processes with respect to investments held by BCIP VA and BCIP VA-B. By virtue of the relationships described in this footnote, each of BCVI, Mr. Salem and Mr. Agarwal may be deemed to share voting and dispositive power over the shares held by the Bain Capital Venture Entities. The business address of the Bain Capital Venture Entities is 200 Clarendon Street, Boston MA 02116.

(11)
Consists of (i) 3,467,717 shares of Class 1 Common Stock held by Riverwood Capital Partners II (Parallel-B) L.P. and (ii) 13,252,562 shares of Class 1 Common Stock held by Riverwood Capital Partners II L.P. (together with Riverwood Capital Partners II (Parallel-B) L.P., “Riverwood Capital”) at the Closing. Riverwood Capital II L.P. is the general partner of Riverwood Capital. The general partner of Riverwood Capital II L.P. is Riverwood Capital GP II Ltd. Riverwood Capital II L.P. and Riverwood Capital GP II Ltd. may be deemed to have shared voting and dispositive power over, and be deemed to be indirect beneficial owners of, shares directly held by Riverwood Capital. All investment decisions with respect to the shares held by Riverwood Capital are made by a majority vote of a four-member investment committee, comprised of Francisco Alvarez-Demalde, Jeffrey Parks, Thomas Smach, and Christopher Varelas. All voting decisions over the shares held by Riverwood Capital are made by a majority vote of Riverwood Capital GP II Ltd.’s eleven shareholders. No single natural person controls investment or voting decisions with respect to the shares held by Riverwood Capital. The business address of Riverwood Capital is 70 Willow Road, Suite 100 Menlo Park CA 94025-3652.

(12)
Consists of (i) 13,429 shares of Class 1 Common Stock held by W Capital Greenwich LLC, (ii) 2,710,090 shares of Class 1 Common Stock held by W Capital Partners III, L.P. and (iii) 6,843,632 shares of Class 1 Common Stock held by WCP Holdings IV, L.P. (together with W Capital Greenwich LLC and W Capital Partners III L.P., “W Capital Partners”) at the Closing. Stephen Wertheimer is the sole general partner and managing member of W Capital Greenwich, LLC, and may be deemed to beneficially own and vote for the shares of Class 1 Common Stock held directly by W Capital Greenwich, LLC. WCP GP III, LLC is the sole general partner of WCP GP III, L.P., which is the sole general partner of W Capital Partners III, L.P., and may be deemed to beneficially own and vote for the shares of Common Stock held directly by W Capital Partners III, L.P. Robert Migliorino, David Wachter and Stephen Wertheimer are the Managing Members of WCP GP III, LLC. WCP GP IV, LLC is the sole general partner of WCP GP IV, L.P., which is the sole general partner of WCP Holdings IV, L.P., and may be deemed to beneficially own and vote for the shares of Class 1 Common Stock held directly by WCP Holdings IV, L.P. David Wachter, Blake Heston, Katherine Stitch, Alison Killilea and Todd Miller are the Managing Members of WCP GP IV, LLC. The business address of W Capital Partners is One East 52nd Street, 5th Floor New York NY 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Agreements related to the BCA

Billtrust Stockholder Support Agreements

Concurrently with the execution of the BCA, certain stockholders of Legacy Billtrust executed support agreements with SMMC, pursuant to which, among other things, such persons agreed (a) to support the adoption of the BCA and the approval of the Business Combination, subject to certain customary conditions, and (b) not to transfer any of their Subject Shares (as defined in such agreements) (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Non-Redemption Agreement

Concurrently with the execution of the BCA, a stockholder of SMMC entered into a non-redemption agreement with SMMC and Legacy Billtrust, pursuant to which, among other things, such stockholder owning in the aggregate 2,227,500 shares of South Mountain Class A Common Stock agreed not to elect to redeem or tender or submit for redemption any shares held by such stockholder.

Share and Warrant Cancellation Agreement

Concurrently with the execution of the BCA, SMMC and Billtrust entered into a Share and Warrant Cancellation Agreement (the “Share and Warrant Cancellation Agreement”) with the Sponsor which provides that immediately prior to, and contingent upon, the consummation of the closing of the Business Combination (the “Cancellation Effective Time”), (i) the Sponsor would forfeit 4,166,667 warrants to purchase shares of South Mountain Class A Common Stock sold in a private placement to the Sponsor that occurred simultaneously with the completion of the IPO (the “Private Placement Warrants”) held by the Sponsor prior to the Closing, which were automatically cancelled by SMMC upon the Cancellation Effective Time, (ii) 2,787,833 Private Placement Warrants held by the Sponsor prior to the Cancellation Effective Time were automatically transferred by the Sponsor to SMMC for cancellation in exchange for newly issued shares of South Mountain Class A Common Stock, at an exchange ratio of one Private Placement Warrant for 0.1793508 of a share of South Mountain Class A Common Stock (such total rounded to the nearest whole share), resulting in the transfer of all 2,787,833 Private Placement Warrants by the Sponsor to SMMC for cancellation in exchange for 500,000 shares of South Mountain Class A Common Stock, subject to certain vesting conditions set forth in the Share and Warrant Cancellation Agreement, (iii) the Sponsor would forfeit at least 1,250,000 shares of South Mountain Class B Common Stock held by the Sponsor prior to the Cancellation Effective Time, which were automatically cancelled by SMMC upon the Cancellation Effective Time (the “Forfeited Shares”), (iv) an aggregate of 3,125,000 of the shares of South Mountain Class B Common Stock would vest immediately following Closing and (v) the remainder of the Sponsor’s shares of South Mountain Class B Common Stock (or shares of South Mountain Class A Common Stock issued or issuable upon conversion thereof) not otherwise forfeited pursuant to the Share and Warrant Cancellation Agreement shall, at the Cancellation Effective Time, immediately become unvested and subject to the vesting and forfeiture provisions set forth in the Share and Warrant Cancellation Agreement, whereby half of such shares will vest if the stock price level is greater than or equal to $12.50 per share and half of such shares will vest if the stock price level is greater than or equal to $15.00 per share, in each case over 20 of 30 trading days within five years of Closing, subject to equitable adjustment to reflect any subdivision, stock split, stock dividend, reorganization, combination, recapitalization or similar transaction with respect to the Common Stock. In addition, the shares subject to the $12.50 share price milestone or the $15.00 share price milestone will accelerate vesting upon certain acceleration events, including a change of control of our company in which the value of the consideration to be received by holders of our Common Stock and Class 2 Common Stock in such change of control event is at least $12.50 per share, or $15.00 per share, respectively. Any shares subject to vesting pursuant to the Share and Warrant Cancellation Agreement will be forfeited to the extent such shares remain unvested following the five year anniversary of the Closing. In addition, pursuant to the Share and Warrant Cancellation Agreement, the Sponsor had agreed to vote its South Mountain Class B Common Stock in favor of the Business Combination and related proposals.

A&R Registration Rights Agreement

Concurrently with the execution of the BCA, SMMC, the Sponsor, Legacy Billtrust and certain significant stockholders of Legacy Billtrust and SMMC entered into a registration rights agreement, dated October 18, 2020 (the “Registration Rights Agreement”). The Registration Rights Agreement became effective upon the consummation of the Business Combination. Under the Registration Rights Agreement, stockholders party to the Registration Rights Agreement may request to sell all or any portion of their registrable securities in an underwritten offering up to two times. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Confidentiality and Lock-Up Agreement

Concurrently with the execution of the BCA, certain Legacy Billtrust stockholders, including all Legacy Billtrust senior officers and directors continuing with us and their affiliates that hold Legacy Billtrust securities, entered into the Confidentiality and Lockup Agreements. Pursuant to the Confidentiality and Lockup Agreements, such stockholders have agreed that they will not, during the period beginning at the effective time of the Business Combination and continuing to and including the date that is one hundred eighty (180) days after the Closing Date, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of Common Stock, or any options or warrants to purchase any shares of Common Stock, or any securities convertible into, exchangeable for or that represent the right to receive shares of Common Stock, or any interest in any of the foregoing (in each case, subject to certain exceptions set forth in the Confidentiality and Lockup Agreements). The Confidentiality and Lockup Agreements became effective upon the consummation of the Business Combination.

SMMC Related Agreements

Class B Common Stock

In April 2019, Sponsor purchased 5,750,000 shares of SMMC Class B common stock, par value $0.0001 per share (“South Mountain Class B Common Stock”) for an aggregate price of $25,000. On June 19, 2019, SMMC effected a 1.125-for-1 stock split of South Mountain Class B Common Stock. As a result, the Sponsor held 6,468,750 South Mountain Class B Common Stock, of which up to 218,750 shares were subject to forfeiture following the underwriter’s election to partially exercise its over-allotment option in the IPO, so that the Sponsor would own, on an as-converted basis, 20% of SMMC’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any shares of South Mountain Class A Common Stock in the IPO). The underwriter’s election to exercise the remaining over-allotment option expired unexercised on August 5, 2019 and, as a result, 218,750 shares of South Mountain Class B Common Stock were forfeited, resulting in 6,250,000 shares of South Mountain Class B Common Stock outstanding as of August 5, 2019. The South Mountain Class B Common Stock automatically converted into South Mountain Class A Common Stock upon the consummation of the Business Combination on a one-for-one basis, subject to adjustments.

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its South Mountain Class B Common Stock until the earlier to occur of: (i) one year after the completion of a business combination or (ii) the date on which SMMC completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of SMMC’s stockholders having the right to exchange their shares of South Mountain Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the South Mountain Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, the South Mountain Class B Common Stock will be released from the lock-up.

Class C Common Stock

SMMC is authorized to issue 27,000,000 shares of South Mountain Class C Common Stock. Holders of South Mountain Class C Common Stock will not be entitled to vote on any matters to be voted on by stockholders (except for a limited number of corporate actions on which such nonvoting shares are entitled to vote under the DGCL). Except as expressly provided in the prior sentence with respect to voting, the South Mountain Class C Common Stock and the South Mountain Class A Common Stock will be identical in all respects and will be pari passu with one another, and share ratably on a per share basis in respect of, the payment of dividends and the distribution of assets on the liquidation, dissolution or winding up of SMMC. At December 31, 2020 there were no shares of South Mountain Class C Common Stock issued and outstanding.

In connection with the Business Combination, up to 9,031,217 newly issued shares of South Mountain Class C Common Stock were issued as merger consideration payable to stockholders of Legacy Billtrust. Following the consummation of the Business Combination, all outstanding shares of South Mountain Class C Common Stock were reclassified as shares of Class 2 Common Stock on a one-to-one basis, becoming 9,031,217 shares of South Mountain Class C Common Stock issuable on the consummation of the Mergers, and up to an additional 911,090 shares of South Mountain Class C Common Stock that may be issued after such date pursuant to the earn-out provisions of the BCA.

Promissory Note

On April 19, 2019, SMMC issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Sponsor agreed to loan SMMC an aggregate of up to $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the IPO. The borrowings outstanding under the Promissory Note of $175,000 were repaid upon the consummation of the IPO on June 24, 2019.

Administrative Support Agreement

SMMC entered into an Administrative Support Agreement whereby, commencing on June 19, 2019, SMMC began paying an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination, SMMC ceased paying these monthly fees. For the year ended December 31, 2020, SMMC incurred $300,000 in fees for these services. There is $450,000 and $150,000 included in accrued expenses in the accompanying consolidated balance sheets of SMMC as of December 31, 2020 and 2019, respectively, which were paid on January 5, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the SMMC's officers and directors may, but none of them are obligated to, loan SMMC funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, SMMC may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No Working Capital Loans were entered into in the year ended December 31, 2020.

Legacy Billtrust’s Related Party Transactions

Related Party Commercial Relationship

In June 2015, Legacy Billtrust entered into an ongoing commercial relationship with one of its customers, GlobalTranz Enterprises Inc. (“GlobalTranz”), where GlobalTranz purchases certain of Legacy Billtrust’s software solutions on an ongoing basis.

Robert Farrell, one of our directors, serves as Chairman and CEO of GlobalTranz. Legacy Billtrust’s commercial relationship with GlobalTranz generated revenues of approximately $307,000 and $248,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

Related Party Referral/Reseller Agreements

In May 2016, Legacy Billtrust entered into a reseller agreement (the “Reseller Agreement”) with AvidXchange, Inc. (“AvidXchange”). AvidXchange is a portfolio company of Bain Capital Ventures, LLC, one of our 5% or greater shareholders. Under the terms of the Reseller Agreement, Legacy Billtrust would resell AvidXchange’s automated payments services to its customers, paying AvidXchange a fixed amount of the fees generated from such sales and retaining the rest.

Legacy Billtrust paid expenses relating to the Reseller Agreement to AvidXchange of approximately $94,000 and $57,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

Additionally, in the year ended December 31, 2020, Legacy Billtrust received approximately $122,000 from AvidXchange relating to its participation as a partner in our BPN.

Related-Person Transactions Policy

In connection with the Business Combination, we adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our Board or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to our Board or our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our Board or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019 totaled $92,465 and $77,095, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019.

Tax Fees. We paid Marcum for corporate tax return preparation services during the year ended December 31, 2020, which totaled $7,210.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(b)	Financial Statement Schedules.

All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits.

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lawrenceville, New Jersey, on the 24th day of March, 2021.

BTRS HOLDINGS INC.

By:	/s/ Flint A. Lane
Name: Flint A. Lane
Title: Chief Executive Officer and Chairman of the Board of Directors

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Flint A. Lane, Mark Shifke and Andrew Herning, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Flint A. Lane	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 24, 2021
Flint A. Lane

/s/ Mark Shifke	Chief Financial Officer (Principal Financial Officer)	March 24, 2021
Mark Shifke
/s/ Andrew Herning
Andrew Herning	Senior Vice President, Finance (Principal Accounting Officer)	March 24, 2021
/s/ Charles Bernicker
Charles Bernicker	Director	March 24, 2021
/s/ Clare Hart
Clare Hart	Director	March 24, 2021
/s/ Robert Farrell
Robert Farrell	Director	March 24, 2021
/s/ Lawrence Irving
Lawrence Irving	Director	March 24, 2021
/s/ Matt Harris
Matt Harris	Director	March 24, 2021
/s/ Juli Spottiswood
Juli Spottiswood	Director	March 24, 2021

EXHIBIT INDEX

Exhibit Number	Description
2.1+
Business Combination Agreement, dated as of October 18, 2020, by and among South Mountain Merger Corp., BT Merger Sub I, Inc., BT Merger Sub II, LLC and Factor Systems, Inc. (d/b/a Billtrust) (incorporated by reference to Exhibit 2.1 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

2.2+
Amendment to Business Combination Agreement, dated as of December 13, 2020, by and among South Mountain Merger Corp., BT Merger Sub I, Inc., BT Merger Sub II, LLC and Factor Systems, Inc. (d/b/a Billtrust) (incorporated by reference to Exhibit 2.2 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.1 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

3.2
Amended and Restated Bylaws of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.2 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).
4.3
Warrant Agreement, dated June 19, 2019, by and between South Mountain Merger Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed on South Mountain Merger Corp.’s Current Report on Form 8-K, filed by the Registrant on June 25, 2019).

4.4
Amended and Restated Registration Rights Agreement, dated October 18, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

4.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.5 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).
4.6*	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1
Form of Subscription Agreement, dated as of October 18, 2020, by and between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.2
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.3#	BTRS Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).
10.4#	BTRS Holdings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).
10.5
Lease Agreement, dated August 28, 2017, by and between Factor Systems, Inc. (d/b/a Billtrust) and Lenox Drive Office Park LLC (incorporated by reference to Exhibit 10.5 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.6
First Amendment to Lease Agreement, dated August 28, 2017, by and between Factor Systems, Inc. (d/b/a Billtrust) and Lenox Drive Office Park LLC (incorporated by reference to Exhibit 10.6 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.7#
Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Flint A. Lane dated August 1, 2014, as amended by First Amendment to Employment Agreement dated May 18, 2017 and Second Amendment to Employment Agreement dated October 14, 2020 (incorporated by reference to Exhibit 10.7 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.8#
Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Steven Pinado dated March 28, 2018, as amended by First Amendment to Employment Agreement dated October 14, 2020 (incorporated by reference to Exhibit 10.8 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.9#
Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Mark Shifke dated March 10, 2020 (incorporated by reference to Exhibit 10.9 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

10.10#
Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Joe Eng dated February 24, 2020 (incorporated by reference to Exhibit 10.10 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

16.1
Letter from Marcum LLP to the SEC, dated January 14, 2021 (incorporated by reference to Exhibit 16.1 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).

23.1*	Consent of Marcum LLP, independent registered public accounting firm of BTRS Holdings Inc. (f/k/a South Mountain Merger Corp.).
24*	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

# Indicates management contract or compensatory plan or arrangement.

+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
BTRS Holdings Inc. (f/k/a South Mountain Merger Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BTRS Holdings Inc. (f/k/a South Mountain Merger Corp.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and the period from February 28, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Los Angeles, CA
March 24, 2021

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$1,017,402	$1,606,261
Prepaid income taxes	185,276	41,921
Prepaid expenses	72,533	102,712
Total Current Assets	1,275,211	1,750,894

Marketable securities held in Trust Account	252,292,955	251,865,941
TOTAL ASSETS	$253,568,166	$253,616,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,770,852	$366,561
Total Current Liabilities	4,770,852	366,561

Deferred underwriting fee payable	7,970,375	7,970,375
Total Liabilities	12,741,227	8,336,936

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 23,363,827 and 23,861,949 shares at redemption value as of December 31, 2020 and 2019, respectively	235,826,934	240,279,893

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,636,173 and 1,138,051 shares issued and outstanding (excluding 23,363,827 and 23,861,949 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	164	114
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2020 and 2019	625	625
Additional paid-in capital	8,048,689	3,595,780
(Accumulated deficit) retained earnings	(3,049,473)	1,403,487
Total Stockholders’ Equity	5,000,005	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,568,166	$253,616,835

The accompanying notes are an integral part of these consolidated financial statements.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 28, 2019 (Inception) Through December 31,
	2020	2019

Formation and operating costs	$5,359,676	$561,491
Loss from operations	(5,359,676)	(561,491)

Other income:
Interest income on marketable securities held in Trust Account	909,361	2,338,057
Other income	909,361	2,338,057

(Loss) income before income taxes	(4,450,315)	1,776,566
Provision for income taxes	(2,645)	(373,079)
Net (loss) income	$(4,452,960)	$1,403,487

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	23,840,175	23,888,417
Basic and diluted earnings per share, Common stock subject to possible redemption	$0.02	$0.07

Weighted average shares outstanding, basic and diluted	7,409,825	6,908,855

Basic and diluted net loss per common share	$(0.68)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE YEAR ENDED DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,138,051	$114	6,250,000	$625	$3,595,780	$1,403,487	$5,000,006

Change in value of Class A common stock subject to possible redemption	498,122	50	—	—	4,452,909	—	4,452,959

Net loss	—	—	—	—	—	(4,452,960)	(4,452,960)

Balance – December 31, 2020	1,636,173	$164	6,250,000	$625	$8,048,689	$(3,049,473)	$5,000,005

FOR THE PERIOD FROM FEBRUARY 28, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 28, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts and offering expenses	25,000,000	2,500	—	—	236,894,412	—	236,896,912

Sale of 6,954,500 Private Placement Warrants	—	—	—	—	6,954,500	—	6,954,500

Forfeiture of Founder Shares	—	—	(218,750)	(22)	22	—	—

Class A common stock subject to possible redemption	(23,861,949)	(2,386)	—	—	(240,277,507)	—	(240,279,893)

Net income	—	—	—	—	—	1,403,487	1,403,487

Balance – December 31, 2019	1,138,051	$114	6,250,000	$625	$3,595,780	$1,403,487	$5,000,006

The accompanying notes are an integral part of the consolidated financial statements.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from February 28, 2019 (Inception) Through December 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(4,452,960)	$1,403,487
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(909,361)	(2,338,057)
Changes in operating assets and liabilities:
Prepaid expenses	30,179	(102,712)
Prepaid income taxes	(143,355)	(41,921)
Accounts payable and accrued expenses	4,404,291	366,561
Net cash used in operating activities	(1,071,206)	(712,642)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	482,347	472,116
Net cash provided by (used in) investing activities	482,347	(249,527,884)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,445,500
Proceeds from sale of Private Placement Warrants	—	6,954,500
Proceeds from promissory notes – related party	—	175,000
Repayment of promissory notes – related party	—	(175,000
Payment of offering costs	—	(578,213)
Net cash provided by financing activities	—	251,846,787

Net Change in Cash	(588,859)	1,606,261
Cash – Beginning	1,606,261	—
Cash – Ending	$1,017,402	$1,606,261

Supplemental cash flow information:
Cash paid for income taxes	$146,000	$415,000

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$238,875,410
Change in value of Class A common stock subject to possible redemption	$(4,452,959)	$1,404,483
Deferred underwriting fee payable	$—	$7,970,375

The accompanying notes are an integral part of these consolidated financial statements.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BTRS Holdings Inc. (the “Company”), formerly known as South Mountain Merger Corp. (“South Mountain”) was incorporated in Delaware on February 28, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Combination

On January 12, 2021, the Company consummated the previously announced Business Combination pursuant to the Agreement dated October 18, 2020 (as amended on December 13, 2020), between South Mountain, BT Merger Sub I, Inc., (“First Merger Sub”) a Delaware corporation and wholly owned subsidiary of South Mountain, BT Merger Sub II, LLC (“Second Merger Sub”), a Delaware limited liability company and wholly owned subsidiary of South Mountain, and Factor Systems, Inc. (“Billtrust”), a Delaware corporation, under the terms of which: (i) First Merger Sub merged with and into Billtrust (the “First Merger”), with Billtrust being the surviving company of the First Merger and (ii) immediately following the First Merger, Billtrust merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger. After giving effect to the Mergers, the Company owns, directly, all of the issued and outstanding equity interests of Billtrust, and the pre-Business Combination stockholders of Billtrust hold a portion of the combined Company’s Class A common stock and all of the combined Company’s Class C common stock.

In connection with the closing of the Business Combination (the “Closing”), South Mountain changed its name to BTRS Holdings Inc.

The Merger is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, South Mountain will be treated as the “acquired” company for accounting purposes and the Business Combination will be treated as the equivalent of Billtrust issuing stock for the net assets of South Mountain, accompanied by a recapitalization. The net assets of South Mountain will be stated at historical cost, with no goodwill or other intangible assets recorded.

As a result of the Agreement, Billtrust stockholders received aggregate consideration with a value equal to $1,189,502,229, which consists of (i) $90,061,329 in cash at Closing of the Business Combination, and (ii) $1,099,440,900 in South Mountain Class A Common Stock and South Mountain Class C Common Stock at Closing of the Business Combination, or 109,944,090 shares based on an assumed share price of $10 per share.

In connection with the Business Combination, Billtrust stockholders will receive contingent consideration of up to 12,000,000 shares of South Mountain Class A Common Stock or South Mountain Class C Common Stock, as applicable (“Earnout Securities”), contingent upon achieving certain market share price milestones within a period of five years post Business Combination.

In connection with the Business Combination, 1,875,000 shares of South Mountain Class A Common Stock previously issued to South Mountain LLC (the “Sponsor”) and its affiliates in exchange of the founder shares (“Sponsor Vesting Shares”) were placed in a lock-up and will be released from a lock-up upon achieving certain market share price milestones within a period of five years post-Closing. These shares will be forfeited if the set milestones are not reached.

At the Closing, the Sponsor forfeited 1,250,000 shares of its South Mountain Class B Common Stock that it owned as of the Closing. Furthermore, in connection with the Business Combination, all of the Private Placement Warrants (see below) were forfeited, and in exchange, an additional 500,000 Sponsor Vesting Shares were issued which will vest based upon achieving certain market share price milestones within a period of five years post-Closing. These shares will be forfeited if the set milestones are not reached.

During February 2021, the market share price milestones were reached and all 2,375,000 Sponsor Vesting Shares were earned, as were all the corresponding securities associated with the Earnout Securities.

On October 18, 2020, a number of purchasers (each, a “Subscriber”) agreed to purchase from the Company an aggregate of 20,000,000 shares of South Mountain Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of October 18, 2020. Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing.

Following the consummation of the Business Combination, all outstanding shares of South Mountain Class A Common Stock will be reclassified as shares of Class 1 Common Stock on a one-to-one basis and all outstanding shares of South Mountain Class C Common Stock will be reclassified as shares Class 2 common stock, par value $0.0001 per share (“Class 2 Common Stock”) on a one-to-one basis. As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities:

•	approximately 138,724,644 shares of Class 1 Common Stock, including 2,375,000 shares that are subject to the vesting and forfeiture provisions in the Share and Warrant Cancellation Agreement;

•	approximately 6,537,735 shares of Class 2 Common Stock; and

•	approximately 12,500,000 warrants, each exercisable for one share of Class 1 Common Stock at a price of $11.50 per share (the “Warrants”).

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Prior to the Business Combination

All activity through December 31, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Billtrust.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,954,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,954,500, which is described in Note 4.

Transaction costs amounted to $13,103,088, consisting of $4,554,500 of underwriting fees, $7,970,375 of deferred underwriting fees and $578,213 of other offering costs.

Following the closing of the Initial Public Offering on June 24, 2019, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the Closing.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 320 "Debt and Equity Securities." These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations. Through December 31, 2020, the Company withdrew $954,463 of interest earned on the Trust Account to pay its franchise and income taxes, of which $482,347 was withdrawn during the year ended December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Earnings (Loss) Per Common Share

Net Earnings (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 19,454,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of Earnings (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of Earnings (loss) per share. Net Earnings per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	Year Ended December 31,	For the Period from February 28, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$849,889	$2,231,675
Income Tax, Franchise Tax, and Regulatory Compliance Fees	(286,939)	(516,716)
Net Earnings	$562,950	$1,714,959
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,840,175	23,888,417
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.02	$0.07

Non-Redeemable Class A and B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(4,452,960)	$1,403,487
Less: Redeemable Net Earnings	(562,950)	(1,714,959)
Non-Redeemable Net Loss	$(5,015,910)	$(311,472)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	7,409,825	6,908,855
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.68)	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

In April 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On June 19, 2019, the Company effected a 1.125-for-1 stock split of its Class B common stock. As a result, the Sponsor held 6,468,750 Founder Shares, of which up to 218,750 shares were subject to forfeiture following the underwriter’s election to partially exercise its over-allotment option, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriters’ election to exercise their remaining over-allotment option expired unexercised on August 5, 2019 and, as a result, 218,750 Founder Shares were forfeited, resulting in 6,250,000 Founder Shares outstanding as of August 5, 2019. The Founder Shares were automatically converted into Class A common stock upon the consummation of the Business Combination on a one-for-one basis.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 19, 2019, the Company will pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019, the Company incurred $300,000 and $150,000 in fees for these services, respectively, of which a total of $450,000 and $150,000 are included in accrued expenses in the accompanying balance sheets as of December 31, 2020 and 2019, respectively. Upon the Closing of the Business Combination, the Company ceased paying these monthly fees.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Underwriting Agreement

The underwriter was paid a cash underwriting discount of 2.0% of the gross proceeds from the Units sold in the Initial Public Offering, after deducting the proceeds received from the fund managed by an affiliate of the Sponsor, or $4,554,500 in the aggregate. In addition, the underwriter was entitled to a deferred fee of 3.5% of the gross proceeds from the Units sold in the Initial Public Offering, or $7,970,375. The deferred fee was paid upon the closing of the Business Combination from the amounts held in the Trust Account.

Advisory and Other Services Agreements

During the fourth quarter of 2020, the Company entered into an agreement with a firm to provide financial advisory and investment banking services to the Company in connection with the contemplated Business Combination based on which a success fee of $1,100,000 would be payable upon successful completion of the Business Combination.

Additionally, during the fourth quarter of 2020, the Company entered into an agreement with Citigroup Global Markets Inc., as the Company's placement agent and exclusive capital markets advisor in connection with the Company's business combination based on which placement fee would be payable in cash upon consummation of the Business Combination, calculated as 4% of gross proceeds of securities sold in connection with the Business Combination.

The above success-based advisory and banking fees were paid upon completion of the Business Combination, which occurred in January 2021.

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,636,173 and 1,138,051 shares of Class A common stock issued and outstanding, excluding 23,363,827 and 23,861,949 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

Class C Common Stock —The Company is authorized to issue 27,000,000 shares of Class C common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were no shares of Class C common stock issued and outstanding.

Holders of South Mountain Class C Common Stock will not be entitled to vote on any matters to be voted on by stockholders (except for a limited number of corporate actions on which such nonvoting shares are entitled to vote under the Delaware General Corporation Law). Except as expressly provided in the prior sentence with respect to voting, the Class C common stock and the Class A common stock will be identical in all respects and will be pari passu with one another, and share ratably on a per share basis in respect of, the payment of dividends and the distribution of assets on the liquidation, dissolution or winding up of the Company.

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Warrants —Public Warrants may only be exercised for a whole number of shares of Common Stock at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8 — INCOME TAX

The income tax provision for the year ended December 31, 2020 and for the period from February 28, 2019 (inception) through December 31, 2019 consists of the following:

	December 31, 2020	December 31, 2019
Federal
Current	$2,645	$373,079
Deferred	—	—

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	—	—

Income tax provision	$2,645	$373,079

The Company did not have any net deferred tax assets or liabilities at December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

BTRS HOLDINGS INC. (f/k/a SOUTH MOUNTAIN MERGER CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Business Combinations	(21.1)%	0.0%
Valuation allowance	0.0%	0.0%
Income tax provision	(0.1)%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities.

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$252,292,955	$251,865,941

NOTE 10—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

As described in Note 1, the Company completed the Business Combination on January 12, 2021.