Form 10-Q
period 2021-03-31
BTRS Holdings Inc.
filed 2021-05-14
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission File Number 001-38947
_________________________
BTRS Holdings Inc.
_________________________
(Exact name of registrant as specified in its charter)

Delaware	83-3780685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1009 Lenox Drive, Suite 101 Lawrenceville, New Jersey	08648
(Address of Principal Executive Offices)	(Zip Code)
(609) 235-1010
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class 1 Common Stock, $0.0001 par value per share	BTRS	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Class 1 Common Stock at an exercise price of $11.50 per share	BTRSW	The Nasdaq Capital Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of May 12, 2021, there were 149,653,816 shares of Class 1 Common Stock, $0.0001 par value issued and outstanding and 7,251,307 shares of Class 2 Common Stock, $0.0001 par value issued and outstanding.

BTRS Holdings Inc.
Table of Contents

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “the Company,” “we,” “us,” our” and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 24, 2021 including, among other things, risks associated with:

•our financial and business performance, including the financial projections, forecasts and business metrics and any underlying assumptions thereunder;

•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•the capabilities and benefits to our customers of our technology platform;

•the advantages and expected growth of the Business Payments Network;

•our ability to digitally transform the accounts receivable industry;

•our ability to scale in a cost-effective manner;

•developments and projections relating to our competitors and industry;

•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;

•expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•our future capital requirements and sources and uses of cash;

•our ability to obtain funding for our operations;

•our business, expansion plans and opportunities; and

•the outcome of any known and unknown litigation and regulatory proceedings.

These risks are not exhaustive. Additional factors could harm our business and financial performance, such as risks associated with the ongoing COVID-19 global pandemic. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BTRS Holdings Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$261,013	$14,642
Restricted cash	2,914	3,277
Short-term investments	25,000	—
Customer funds	21,185	20,924
Accounts receivable, net of allowance for doubtful accounts of $227 and $409, respectively	26,699	23,009
Prepaid expenses	6,343	2,961
Deferred implementation, commission and other costs, current	4,712	4,718
Other current assets	1,029	831
Total current assets	348,895	70,362
Property and equipment, net of accumulated depreciation of $16,371 and $15,568, respectively	16,380	16,650
Goodwill	36,956	36,956
Intangible assets, net	8,978	9,534
Deferred implementation and commission costs, non-current	8,551	8,677
Other assets	2,437	5,361
Total assets	$422,197	$147,540
Liabilities and stockholders’ equity
Current liabilities:
Customer funds payable	21,194	20,924
Current portion of debt and capital lease obligations, net of deferred financing costs	170	380
Accounts payable	2,314	1,646
Accrued expenses and other	24,160	26,341
Deferred revenue	11,311	14,895
Other current liabilities	608	906
Total current liabilities	59,757	65,092
Long-term debt and capital lease obligations, net of current portion and deferred financing costs	42	43,295
Customer postage deposits	10,410	10,418
Deferred revenue, net of current portion	15,841	14,861
Deferred taxes	859	768
Other long-term liabilities	7,778	9,296
Total liabilities	94,687	143,730
Commitments and contingencies (Note 13)

Stockholders' equity:
Class 1 Common stock, $0.0001 par value, 538,000,000 shares authorized; 149,315,319 and 91,420,868 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	15	9
Class 2 Common stock, $0.0001 par value, 27,000,000 shares authorized; 7,251,307 and 8,196,622 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	522,857	175,327
Accumulated deficit	(195,363)	(171,527)
Total stockholders’ equity	327,510	3,810
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$422,197	$147,540
See accompanying notes to unaudited condensed consolidated financial statements.

BTRS Holdings Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Subscription, transaction and services	$33,119	$24,524
Reimbursable costs	8,817	9,621
Total revenues	41,936	34,145

Cost of revenues:
Cost of subscription, transaction and services	9,253	7,890
Cost of reimbursable costs	8,817	9,621
Total cost of revenues, excluding depreciation and amortization	18,070	17,511
Operating expenses:
Research and development	10,993	9,384
Sales and marketing	8,936	6,422
General and administrative	12,450	5,248
Depreciation and amortization	1,360	1,411
Total operating expenses	33,739	22,465
Loss from operations	(9,873)	(5,831)
Other income (expense):
Interest income	103	16
Interest expense and loss on extinguishment of debt	(2,942)	(1,183)
Change in fair value of financial instruments and other income	(9,990)	(19)
Total other expense	(12,829)	(1,186)
Loss before income taxes	(22,702)	(7,017)
Provision for income taxes	(92)	(80)
Net loss and comprehensive loss	$(22,794)	$(7,097)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.16)	$(0.07)

Weighted average number of shares used to compute net loss per share attributable to common stockholders
Basic and diluted	144,207	99,804
See accompanying notes to unaudited condensed consolidated financial statements.

BTRS Holdings Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019, Pre-Conversion	68,382,882	$150,358	31,234,610	$3	—	$—	$11,933	$(145,830)	$(133,892)
Retroactive application of reverse recapitalization (Note 4)	(68,382,882)	(150,358)	60,186,260	6	8,196,623	1	150,349	—	150,356
Adjusted balance, beginning of period	—	—	91,420,870	9	8,196,623	1	162,282	(145,830)	16,464
Stock-based compensation from option grants	—	—	—	—	—	—	481	—	481
Exercise of stock options	—	—	232,761	—	—	—	123	—	123
Net loss	—	—	—	—	—	—	—	(7,097)	(7,097)
Balance, March 31, 2020	—	$—	91,653,631	$9	8,196,623	$1	$162,886	$(152,927)	$9,971

	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	68,382,882	$159,028	32,574,218	$3	—	$—	$16,301	$(171,527)	$(155,223)
Retroactive application of reverse recapitalization (Note 4)	(68,382,882)	(159,028)	60,186,260	6	8,196,622	1	159,026	—	159,033
Adjusted balance, December 31, 2020	—	—	92,760,478	9	8,196,622	1	175,327	(171,527)	3,810
Reverse recapitalization and PIPE Financing (Note 4)	—	—	44,522,375	5	(1,658,887)	—	330,659	(1,042)	329,622
Fair value of earnout share liabilities (Note 4)	—	—	—	—	—	—	(230,995)	—	(230,995)
Issuance and vesting of earnout shares at fair value (Note 4)	—	—	10,204,164	1	713,572	—	237,008	—	237,009
Stock-based compensation from option and restricted stock unit grants	—	—	—	—	—	—	8,826	—	8,826
Exercise of stock options	—	—	1,828,302	—	—	—	2,032	—	2,032
Net loss	—	—	—	—	—	—	—	(22,794)	(22,794)
Balance, March 31, 2021	—	$—	149,315,319	$15	7,251,307	$1	$522,857	$(195,363)	$327,510
See accompanying notes to unaudited condensed consolidated financial statements.

BTRS Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands, except share amounts)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(22,794)	$(7,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	1,411
Provision for bad debts	54	16
Loss on extinguishment of debt and amortization of debt discount	2,799	105
Stock-based compensation expense	8,826	481
Change in fair value of earnout and contingent consideration liabilities	9,995	—
Deferred income taxes	92	80
Changes in operating assets and liabilities:
Accounts receivable	(3,743)	(325)
Prepaid expenses	(3,382)	(752)
Other assets (current and non-current)	1,512	(27)
Accounts payable	668	(1,001)
Accrued expenses	(2,730)	(2,569)
Deferred revenue	(2,604)	799
Deferred implementation, commissions and other costs	132	(27)
Other liabilities (current and non-current)	(102)	45
Net cash used in operating activities	(9,917)	(8,861)
Investing activities:
Purchases of short-term investments	(25,000)	—
Capitalized software development	(115)	(236)
Purchases of property and equipment	(388)	(629)
Net cash used in investing activities	(25,503)	(865)
Financing activities:
Issuance of long-term debt	—	45,000
Financing costs paid upon issuance of long-term debt	—	(1,446)
Proceeds from line of credit	—	3,000
Payments on long-term debt	(44,663)	(28,583)
Payments on capital lease obligations	(65)	(68)
Proceeds from exercise of stock options	2,032	123
Business combination and PIPE financing	349,902	—
Payments of equity issuance costs	(20,200)	—
Debt extinguishment costs	(1,565)	—
Cash paid to satisfy tax withholding on net share issuance	(4,013)	—
Net cash provided by financing activities	281,428	18,026
Net increase in cash and cash equivalents and restricted cash	246,008	8,300
Cash and cash equivalents and restricted cash, beginning of period	17,919	4,736
Cash and cash equivalents and restricted cash, end of period	$263,927	$13,036

Reconciliation of cash, cash equivalents, and restricted cash to the condensed balance sheets
Cash and cash equivalents	$261,013	$9,761
Restricted cash	2,914	3,275
Total cash, cash equivalents, and restricted cash	$263,927	$13,036

BTRS Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands, except share amounts)

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$133	$1,071
Noncash Investing & Financing Activities:
Reclassification of Series C preferred stock warrant liability to equity in connection with Business Combination	$1,433	$—
Net assets acquired in Business Combination and other	$255	$—
Deferred and accrued equity issuance costs in other assets and accrued expenses charged to additional paid-in-capital	$1,888	$—
Issuance and vesting of earnout shares at fair value	$237,008	$—
See accompanying notes to unaudited condensed consolidated financial statements.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

1. Organization and Nature of Business
BTRS Holdings Inc., formerly known as Factor Systems, Inc. ("Legacy Billtrust"), utilizing the trade name Billtrust (the "Company” or “Billtrust”), was incorporated on September 4, 2001 in the State of Delaware and maintains its headquarters in Lawrenceville, New Jersey, with additional offices or print facilities in Colorado, Illinois and California.

The Company provides a comprehensive suite of order to cash software as a service ("SaaS") solutions with integrated payments, including credit and collections, invoice presentment and cash application services to its customers primarily based in North America, but with global operations. In addition, Billtrust founded the business payments network ("BPN") in its strategic relationship with VISA, which combines remittance data with B2B payments and facilitates straight-through processing. Billtrust serves businesses across both business-to-business and business-to-consumer segments. Billtrust integrates the key areas of the order-to-cash process: credit decisioning, e-commerce solutions, bill presentment, bill payment, cash application, and collections workflow management, helping its clients connect with their customers and cash.

Business Combination Agreement

On October 18, 2020, as amended December 13, 2020, South Mountain Merger Corp., a Delaware corporation (“South Mountain”), BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”) and the Company ("Billtrust"), entered into a Business Combination Agreement (the “BCA”), pursuant to which (i) First Merger Sub was merged with and into Billtrust (the “First Merger”), with Billtrust surviving the First Merger as a wholly owned subsidiary of South Mountain (the “Surviving Corporation”) and (ii) the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of South Mountain (such Mergers, collectively with the other transactions described in the BCA, the “Business Combination”).

In connection with the execution of the BCA, on October 18, 2020, South Mountain entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and South Mountain has sold to the PIPE Investors, an aggregate of 20,000,000 shares of South Mountain Class A Common Stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $200 million, in a private placement (the “PIPE Financing”).

As noted in Note 4, the Business Combination and PIPE Financing closed on January 12, 2021. The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, South Mountain is treated as the “acquired” company for financial reporting purposes. For accounting purposes, Billtrust is deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Billtrust). Accordingly, the assets, liabilities and results of operations of Billtrust became the historical financial statements of "New Billtrust", which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities and results of operations were consolidated with Billtrust beginning on the acquisition date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, the Company’s common stock began trading on the Nasdaq stock exchange under the ticker symbol BTRS.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

Concentrations of Credit Risk

The Company maintains its deposits of cash and cash equivalent balances, restricted cash and customer funds with high-credit quality financial institutions. The Company’s cash and cash equivalent balances, restricted cash and customer funds may exceed federally insured limits. The Company’s accounts receivable are reported in the accompanying Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising the customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations as well as on historic experience and such losses, in the aggregate, have not exceeded management’s expectations. As of March 31, 2021 and December 31, 2020, and for the for the three months ended March 31, 2021 and 2020, there were no customers that individually accounted for 10% or greater of accounts receivable or total revenues, respectively.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

Billtrust’s significant accounting policies are discussed in the audited financial statements included in the Company's Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on March 24, 2021.

Emerging Growth Company

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until such time the Company is not considered to be an EGC. The adoption dates are discussed below to reflect this election.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States ("US GAAP") and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements for periods ended prior to January 12, 2021 reflect Billtrust and its capital structure prior to the Business Combination, and do not reflect New Billtrust or SMMC.

The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by US GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

COVID-19
In March 2020, the United States (U.S.) declared a State of National Emergency due to the COVID-19 outbreak. In addition, many jurisdictions in the U.S. have limited, and are considering to further limit, social mobility and gathering. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed most public establishments. Some of our customers have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of manufacturing sites and country borders, and the increase in unemployment. The COVID-19 pandemic has caused us to modify our business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), all of our employees are currently working remotely, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, partners, and customers. The extent of this business disruption on our operational and financial performance will depend on these developments and the duration and spread of the outbreak, all of which are uncertain and cannot be predicted. The Company has previously implemented certain cost savings measures, some of which have ended and others are continuing, such as restricted travel and reduced discretionary spend in certain areas and will continue to monitor and adjust accordingly.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, technical corrections to tax depreciation methods for qualified improvement property, and appropriate of funds for the SBA Paycheck Protection Program. The Company, through its outsourced payroll provider, has elected to defer employer side social security payments effective as of April 2020, and expects to pay in the next year, the amount due for 2020 of approximately $2,309, which is included in Accrued Expenses and Other in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. We continue to assess the impact that COVID-19 may have on our business. Although we saw a decline in certain transaction revenues during the second quarter of 2020, we are unable to determine the ultimate impact that the CARES Act, and/or COVID-19 will have on our future financial condition, results of operations, or liquidity.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, recoverability of deferred tax assets, determining the fair value associated with acquired assets and liabilities including deferred revenue, intangible asset and goodwill impairment, contingent consideration liabilities, stock based compensation and certain other of the Company’s accrued liabilities. The Company bases its estimates on historical experience, known trends, and other market specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and has not experienced any significant impact to its estimates and assumptions as a result of the COVID-19 pandemic. On an ongoing basis, the Company will continue to closely monitor the COVID-19 impact on its estimates and assumptions.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

Revenue Recognition

The Company determines revenue recognition through the following five-step framework:
1.Identification of the contract, or contracts, with a customer;
2.Identification of the performance obligations in the contract;
3.Determination of the transaction price;
4.Allocation of the transaction price to the performance obligations in the contract; and
5.Recognition of revenue when, or as, the Company satisfies a performance obligation

The following is a description of principal activities from which the Company generates revenue, as well as a further breakdown of the components of subscription, transaction and services revenues for the three months ended March 31, 2021 and 2020:

	2021	2020
Subscription and transaction fees	$30,183	$23,125
Services and other	2,936	1,399
Subscription, transaction and services	$33,119	$24,524

Subscription and Transaction Fee Revenue
Subscription and transaction fee revenue is derived primarily from a hosted software as a service (SaaS) platform that enables billings and payment processing on behalf of customers. The Company’s services are billed on a subscription basis monthly, quarterly or annually. Transaction fees for certain services are billed monthly based on the volume of items processed each month at a contractual rate per item processed.

Hosted solutions are provided without licensing perpetual rights to the software. The hosted solutions are integral to the overall service arrangement and are billed as a subscription fee as part of the overall service agreement with the customer. Subscription fees from hosted solutions are recognized monthly over the customer agreement term beginning on the date the Company’s solution is made available to the customer.

Transaction revenue is recognized concurrent with processing of the related transactions by the Company, which is when revenue is earned. The customer simultaneously receives and consumes the benefits as the Company performs. Transaction fees include per-item processing fees charged at contracted rates based on the number of invoices delivered or payments processed.

Services

Fees associated with upfront services represent a material right under ASC 606 as customers do not incur such fees in subsequent contract terms, and therefore they are considered to be at a discount compared to the initial contract period. Any revenues related to upfront implementation services for new customers or new products for existing customers are recognized ratably over the estimated period of the customer relationship, which is estimated to be five years other than for customer relationships from acquisitions which range from two to four years. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on when the services are fulfilled.
In addition to implementation fees, professional services fees also include consulting services provided to customers on a time and materials basis. Revenues from consulting services are recognized as the services are completed based on their standalone value, and costs associated with short term services contracts are deferred and recognized with the corresponding revenue when services are completed.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

Significant Judgements

The Company determines standalone selling price ("SSP") for all material performance obligations using observable inputs, such as the price of subsequent years of the contract, standalone sales and historical contract pricing. Some customers have the option to purchase additional subscription or transaction services at a stated price. These options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced within a range of prices provided to other customers for the same products and, as such, would not result in a separate performance obligation.

When the timing of revenue recognition differs from the timing of invoicing, i.e. Implementation services, the Company uses judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms, and other circumstances. Generally, the Company determined that contracts related to upfront Implement services do not include a significant financing component. The Company applies the practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less.

Reimbursable costs
The Company records reimbursable costs, consisting of postage on a gross basis, since the goods or services giving rise to the reimbursable costs do not transfer a good or service to the customer. Rather, the goods or services are used or consumed by the Company in fulfilling its performance obligation to the customer. Corresponding expenses are recorded on an accrual basis and the costs are allocated based on specific types of postage to customers, but cannot specifically identify each postage invoice to specific customers. Because the cost of such revenue is equal to the revenue, it does not impact loss from operations or net loss.

Sales tax and other

The Company accounts for sales and other related taxes, as well as expenses associated with interchange on credit card transactions from third party card issuers or financial institutions which are a pass through cost, on a net basis, excluding such amounts from revenue. For expenses associated with interchange transactions, the Company has determined that it is acting as an agent with respect to these payment authorization services, based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or financial institutions, and the Company has no latitude in determining these fees. Therefore, revenue allocated to the payment authorization performance obligation is presented net of interchange and card network fees paid to the card issuing banks and financial institutions, respectively, for all periods presented.

Deferred Revenue
Amounts billed to clients in excess of revenue earned are recorded as deferred revenue liability. Deferred revenue as of March 31, 2021 and December 31, 2020 relates primarily to implementation fees for new customers or new services, which are being recognized ratably over the estimated term of the customer relationship, which is generally five years for the Company's core billing and payments and cash application services, and two to four years for other services related to acquisitions in 2018 and 2019; as well as fees received to store billing data and annual maintenance service agreements, which are both being recognized ratably over the term of the service period.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

Deferred Commissions

Commissions are recorded when earned and are included as a component of sales and marketing expense. Commission costs can be associated specifically with subscription and professional services arrangements. Commissions earned by the Company’s sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. Commission costs are deferred and then amortized over a period of benefit of four to five years. The Company determined the period of benefit by taking into consideration its past experience with customers and the average customer life of acquired customers (four years, compared to five years for all remaining customers), future cash flows expected from customers, industry peers and other available information.

Commissions are earned by sales personnel upon the execution of the sales contract by the customer. Substantially all sales commissions are generally paid at one of three points: (i) upon execution of a customer contract, (ii) when a customer completes implementation and training processes or commences usage based volume, or (iii) after a period of time from three to twelve months thereafter. Commissions associated with subscription-based arrangements are typically earned when a customer order is received and when the customer is billed for the underlying contractual period. Commissions associated with professional services are typically earned in the month that services are rendered.

The Company capitalized commission costs of $712 and amortized $747 to sales and marketing expense in the accompanying statements of operations during the three months ended March 31, 2021, in addition to commissions which were expensed as incurred related to the achievement of quotas or other performance obligations. As of March 31, 2021 and December 31, 2020 the Company had approximately $2,490 and $2,431 of current deferred commissions for amounts expected to be recognized in the next 12 months, $5,139 and $5,233 of noncurrent deferred commissions for amounts expected to be recognized thereafter.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value. At March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted primarily of money market funds.

Short-term investments

The Company’s investments at March 31, 2021 consist of certificates of deposit with a financial institution, with a maturity date of twenty four months or less at the time of purchase. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, with related amortization is included in interest income, although no such amounts were held for the period ended March 31, 2021. Interest on securities classified as held-to-maturity is included in interest income.

Investments are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new costs basis in the investment is established.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

The Company uses the specific identification method to determine the cost basis of securities sold. The carrying value of these instruments approximates their fair value.

Customer Funds
In connection with providing electronic invoice presentment and payment facilitation services for its customers, the Company may receive client funds via Automated Clearing House (“ACH”) payment to the Company’s cash accounts at its contracted financial institution. The contractual agreements with the Company’s customers stipulate a period of up to three days for processing ACH returns and obligate the customer to reimburse the Company for returned payments. Timing differences in customer deposits into and disbursements from the Company’s separate cash account results in a balance of funds to be remitted to customers, which is reflected as customer funds payable in the accompanying Balance Sheets.

Customer Postage Deposits
The Company requires its customers to maintain a minimum level of postage deposits on account. Customer postage deposits are presented as a liability in the accompanying Balance Sheets and generally do not change unless customer postage usage significantly changes, new customers are added, or existing customers cancel services.

Accrued Expenses and Other
Accrued expenses includes items such as vendor invoices which have not been received as well as other payroll, bonus and related items, which are expected to be paid in the subsequent twelve months.

Offering Costs
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $2,845 were accrued and deferred as of December 31, 2020 and consisted principally of professional, printing, filing, regulatory and other costs that were charged to additional paid-in capital upon completion of the business combination.

Recent Accounting Pronouncements
Accounting pronouncements issued and adopted

In November 2019, the Financial Accounting Standards Board ("FASB") Issued ASU 2019-08, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, the amount that will be recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. As an emerging growth company, ASU 2019-08 may be adopted by the Company effective in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020; however, early adoption is permitted. This new guidance will be effective for the Company for annual reporting period beginning January 1, 2021 and interim periods beginning January 1, 2022. The new guidance was adopted by the Company effective January 1, 2021 and did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)" to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance and eliminating several triggers for derivative accounting, including a requirement to settle certain contracts by

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

delivering registered shares. This update is effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for years beginning after December 15, 2020. The new guidance was adopted by the Company effective January 1, 2021 and did not impact its consolidated financial statements.

Accounting pronouncements issued but not yet adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“Topic 842”) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05, issued by FASB, the entities who have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year, thus the Company expects to adopt this guidance for the annual reporting period beginning January 1, 2022, and interim reporting periods within annual reporting period beginning January 1, 2023, and will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption, although it may be required to adopt this guidance effective for the year ended December 31, 2020. The Company is in the process of evaluating the impact that the pronouncement will have on its consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. As per the latest ASU 2020-02, FASB deferred the timelines for certain small public and private entities, thus the new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance will be effective for the Company for annual reporting period beginning January 1, 2021 and interim periods beginning January 1, 2022. The Company is currently evaluating the impact that the pronouncement will have on its consolidated financial statements.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. The Company is expecting to adopt the guidance from annual periods beginning after December 15, 2021 and interim period beginning December 15, 2022. The Company is currently evaluating the impact that the pronouncement will have on its consolidated financial statements.

3. Contingent Consideration
The Company records contingent consideration in the accompanying condensed consolidated balance sheets related to acquisitions that have future payments due after the closing date.

The following table presents the changes in the Company’s contingent consideration liabilities for the three months ended March 31, 2021 and 2020:

Ending Balance December 31, 2019 (current and long-term liabilities)	$1,066
Fair value adjustments to contingent consideration	—
Ending Balance March 31, 2020 (current and long-term liabilities)	$1,066

Ending Balance December 31, 2020 (current and long-term liabilities)	$660
Fair value adjustments to contingent consideration	(290)
Ending balance, March 31, 2021 (current and long-term liabilities)	$370

4. Business Combination

Closing of Business Combination, Accounted for as a Reverse Recapitalization

On January 12, 2021, Billtrust consummated the previously announced Business Combination pursuant to the Agreement dated October 18, 2020 and amended as of December 13, 2020. As a result of the Agreement, Billtrust stockholders received aggregate consideration with a value equal to $1,190 million, which consists of:

i.Approximately $90 million in cash to certain Billtrust shareholders who elected to receive cash for shares of Billtrust common stock at Closing of the Business Combination, accounted for as a reverse recapitalization, and

ii.Approximately $1,099 million in South Mountain Class A and Class C Common Stock at Closing of the Business Combination, accounted for as a reverse recapitalization, or 109,944,090 shares (including 15,175,967 shares issuable pursuant to outstanding vested and unvested options from the 2003 and 2014 Plans), converted at an exchange ratio of 7.2282662 shares per share of Legacy Billtrust common stock (the "Conversion Rate"), based on an assumed share price of $10.00 per share.

As of the completion of the Business Combination, accounted for as a reverse recapitalization, on January 12, 2021, the merged companies - BTRS Holdings Inc. and subsidiaries, had the following outstanding securities:

i.approximately 138,728,373 shares of Class 1 Common Stock, including 2,375,000 shares to prior South Mountain shareholders that are subject to the vesting and forfeiture provisions based upon the same share price targets described below in the First Earnout and Second Earnout. During the first quarter of 2021, all of these shares were vested.

ii.approximately 6,537,735 shares of Class 2 Common Stock; and

iii.12,500,000 warrants, each exercisable for one share of Class 1 Common Stock at a price of $11.50 per share (the “Warrants” or "Public Warrants", see Note 10)

iv.In connection with the Merger, each issued and outstanding South Mountain Class A and Class B share was converted into 1.0 shares of Class 1 Common Stock of the Company.
v.In connection with the Merger, all 6,954,500 private placement warrants of South Mountain were cancelled and are no longer outstanding.

Immediately prior to the Closing, each issued and outstanding share of Legacy Billtrust preferred stock converted into equal shares of Legacy Billtrust common stock. At the effective time of the Business Combination (the “Closing”), each stockholder of Legacy Billtrust received 7.2282662 shares of the Company’s Class 1 common stock, par value $0.0001 per share (the "Class 1 Common Stock" or “Common Stock”), for each share of Legacy Billtrust common stock, par value $0.001 per share, that such stockholder owned, except for one investor who requested to receive shares of Class 2 Common Stock, which is the same in all respects as Class 1 Common Stock except it does not have voting rights.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 575,000,000 shares, of which 538,000,000 shares were designated Class 1 Common Stock; 27,000,000 shares were designated Class 2 Common Stock, $.0001 par value per share ("Class 2 Common Stock"); and 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

20,000,000 newly-issued shares of Common Stock were issued (such purchases, the “PIPE” concurrently with the completion of the Business Combination (the “Closing”) on the Closing Date for an aggregate purchase price of $200 million.

In connection with the Closing, 9,005,863 shares of common stock were repurchased for cash from Legacy Billtrust shareholders (after conversion) at a price per share of $10.00. Additionally, in connection with a previous loan agreement in July 2014, the Company issued a lender a warrant to purchase shares of the Company’s Series C Preferred stock. In connection with Business Combination, the warrant was exercised and converted into 85,004 shares of Common Stock.

The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the condensed consolidated statement of cash flows and the consolidated statement of changes in redeemable preferred stock and stockholders' equity for the period ended March 31, 2021:

Reverse Recapitalization
(in thousands)
Cash - South Mountain (net of redemptions and non-contingent expenses)	$240,670
Cash - PIPE investors	200,000
Cash electing shares of Legacy Billtrust shareholders	(90,061)
Less fees to underwriters and other transaction costs	(20,200)
Net cash received from reverse recapitalization	330,409
Net assets acquired and other adjustments	255
Net contributions from reverse recapitalization	$330,664

The number of shares of Class 1 and Class 2 common stock of BTRS Holdings Inc. issued immediately following the consummation of the Business Combination, accounted for as a reverse recapitalization, is summarized as follows:

Number of Shares
Common Stock outstanding prior to Business Combination	25,000,000
Shares from South Mountain Founder Shares	5,500,000
Less redemption of South Mountain Shares	(2,015)
Common Stock of South Mountain	30,497,985
Shares issued from PIPE	20,000,000
Less: Shares of Legacy Billtrust shareholders purchased for cash	(9,005,863)
Recapitalization shares	41,492,122
Legacy Billtrust stockholders	103,773,986
Total Shares	145,266,108

Earnout Consideration

Following the closing of the Merger, holders of Billtrust common stock (including all redeemable preferred shareholders whose shares were converted into common stock at the closing of the Merger) and holders of stock options and restricted stock pursuant to the 2003 Plan and the 2014 Plan (as defined in the Business Combination Agreement, as amended) had the contingent right to receive, in the aggregate, up to 12,000,000 shares of Common Stock if, from the closing of the Merger until the fifth anniversary thereof, the average closing price of BTRS Holdings Inc. Common Stock exceeds certain thresholds. The first issuance of 6,000,000 earnout shares is based on the volume-weighted average price of Common Stock exceeding $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 6,000,000 earnout shares is based on the volume weighted average price of Common Stock exceeding $15.00 for any 20 trading days within any 30 trading day period (the “Second Earnout”) (collectively the "Earnout Shares").

Subsequent to the closing of the Merger, the earnout price of Common stock was met, and the 10,917,736 shares of Class 1 and Class 2 common stock associated with attainment of the First Earnout and the Second Earnout thresholds were issued in the first quarter of 2021.

The difference in the Earnout Shares issued and the aggregate amounts defined in the Merger Agreement above are primarily attributable to 836,208 unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units, or RSU's (the "Earnout RSU's"), which are subject to the same vesting terms and conditions as the underlying unvested stock options, and are not replacement awards. Additionally, approximately 246,056 shares of common stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4,013 to the appropriate tax authorities. The Company has determined that the earnout shares issued to non-employee shareholders and to holders of BTRS Holdings Inc. common stock and vested options from the 2003 Plan and 2014 Plan do not meet the criteria for equity classification under ASC 815-40. These earnout shares were initially measured at fair value upon closing of the Business Combination, using a Monte Carlo simulation (using the same assumptions as Earnout RSUs discussed below) resulting in a fair value of $16.80 per share, and recorded as a liability, along with estimated withholding taxes, of $191,095. Upon the attainment of the share price targets in the first quarter of 2021, since all earnout shares were determined to be liability classified, the earnout shares were remeasured at fair value through the date the First Earnout and Second Earnout were achieved, with a corresponding other expense of $8,246 for the increase in the fair value from the date the Business Combination closed.

Additionally, the prior holders of South Mountain stock agreed that of their existing issued and outstanding shares of Class 1 common stock as of the Closing Date, 2.375 million shares of would be subject to vesting conditions based upon the same price milestones in the First Earnout (1.1875 million shares) and Second Earnout (1.1875 million shares) as discussed above ("Sponsor Vesting Shares"). The Company determined that the Sponsor Vesting Shares do not meet the criteria for equity classification under ASC 815-40. These shares were initially measured at fair value upon closing of the Business Combination and recorded as a liability of $39,900. Upon the attainment of the share price targets in the first quarter of 2021, since all Sponsor Vesting Shares were determined to be liability classified, the earnout shares were remeasured at fair value through the date the First Earnout and Second Earnout were achieved, with a corresponding other expense of $1,780 for the increase in the fair value from the date the Business Combination closed.

The liability associated with the Earnout Shares delivered to the equity holders and the Vesting Shares that vested upon achievement of the First Earnout and Second Earnout during the first quarter of 2021 were then reclassified to equity as shares issued, with the appropriate allocation to common stock at par value and additional paid-in capital. Below is a reconciliation of the liability balance at the Closing Date and the changes therein for the three months ended March 31, 2021:

	Earnout Shares	Sponsor Vesting Shares	Total
Fair value on Closing Date	$191,095	$39,900	$230,995
Change in fair value during the period (included in Other expense)	8,246	1,780	10,026
Amount paid for tax withholding	(4,013)	—	(4,013)
Amount reclassified to equity	(195,328)	(41,680)	(237,008)
Ending balance	$—	$—	$—

For the Earnout RSU's issuable based on the amount of the unvested options, the Company has determined that they are subject to stock-based compensation expense under ASC 718, and therefore, there was no impact as of the date the Business Combination was closed and the fair value of the Earnout RSU's were determined based on a valuation using a Monte Carlo simulation, along with the stock price on the Closing Date of $16.80, a risk free rate of 0.5%, and a volatility rate of 42%. Subsequently, stock compensation expense has been recorded over the vesting period of the Earnout RSU's, which totaled $2,171 for the three months ended March 31, 2021, and is included in operating expenses and cost of subscription, transaction and services in the accompany condensed consolidated statements of operations and comprehensive loss.

5. Revenue from Contracts with Customers

Contract Balances

The timing of revenue recognition, billings and collections may result in billed account receivables and customer advances and deposits (contract liabilities). The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 25% to 100% of total contract consideration upon signing and receipt of an invoice or within 30 days, depending upon the solution and negotiated terms. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that were included in the deferred revenue balance at the beginning of the period was $6,665 and $1,300, respectively, including $2,470 related to the acceleration of previously paid and deferred revenue from a customer who terminated during the first quarter of 2021.

Remaining Performance Obligations

On March 31, 2021, the Company had approximately $30.5 million of remaining performance obligations that are unsatisfied (or partially unsatisfied), primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 96% of its remaining performance obligations as revenue in within the next 3 years, and the remainder thereafter.

The Company applies the practical expedient and excludes a) information about remaining performance obligations that have an original expected duration of one year or less and b) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance.

6. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The three-tiers are defined as follows:

•Level 1: Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

•Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3: Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of March 31, 2021 and December 31, 2020 :

	March 31, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$261,013	$261,013	$—	$—
Short-term investments	25,000	25,000	—	—
Restricted Cash	2,914	2,914	—	—
	$288,927	$288,927	$—	$—
Liabilities:
Contingent consideration(2)	$370	$—	$—	$370
	$370	$—	$—	$370

	December 31, 2020
	Balance	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents(1)	$14,642	$14,642	$—	$—
Restricted Cash	3,277	3,277	—	—
	$17,919	$17,919	$—	$—
Liabilities:
Contingent consideration(2)	$660	$—	$—	$660
Warrants to purchase Series C Preferred stock(3)	1,172	—	—	1,172
	$1,832	$—	$—	$1,832

(1) As of March 31, 2021 and December 31, 2020, cash and cash equivalents included money market obligations measured at fair value using Level 1 inputs.

(2)The Company’s business acquisition of Second Phase is included in contingent consideration. The Company’s valuation of the fair value of contingent consideration related to Second Phase at March 31, 2021 was based on management’s expectations of the achievement of targets related to the contingent consideration.

(3) As of December 31, 2020, the Company had outstanding warrants to purchase Series C stock, as described in Note 9. The determination of the fair value of the warrants was estimated using a Black-Scholes option pricing model with the following assumptions: Stock price for Series C Preferred stock of $94.22; term of 3.5 years; risk-free rate of 0.21%; volatility of 52%; and a dividend yield of 0.0%. The warrants were exercised and subsequently converted to common stock as part of the Business Combination and are not outstanding as of March 31, 2021.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
(Level 3)

The following tables presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis for the periods ended March 31, 2021 and December 31, 2020:

Warrants Liability:

Ending balance, December 31, 2020	$1,172
Change in fair value (1)	256
Exercise of Series C warrants	(1,428)
Ending balance, March 31, 2021	$—

Contingent Consideration:

Ending balance, December 31, 2020 (current and long-term liabilities)	$660
Adjustments to contingent consideration	(290)
Ending balance, March 31, 2021 (current and long-term liabilities)	$370
(1) Amount is included in other expense in the accompanying Statements of Operations and Comprehensive Loss.

7. Goodwill and Intangible Assets, net

The following table represents the changes in goodwill:

Ending balance, December 31, 2020	$36,956
Changes during the three months ended March 31, 2021	—
Ending balance, March 31, 2021	$36,956

All of our goodwill is attributable to our Software and Payments segment as of March 31, 2021.

The gross carrying value, accumulated amortization, and net carrying value of intangible assets as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	Gross Carrying Value	Accumulated amortization	Net
Customer relationships	$16,350	$(9,111)	$7,239
Non-compete agreements	1,430	(702)	728
Trademarks and trade names	160	(53)	107
Technology	1,540	(636)	904
Total	$19,480	$(10,502)	$8,978

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

	December 31, 2020
	Gross Carrying Value	Accumulated amortization	Net
Customer relationships	$16,350	$(8,698)	$7,652
Non-compete agreements	1,460	(660)	800
Trademarks and trade names	160	(47)	113
Technology	1,540	(571)	969
Total	$19,510	$(9,976)	$9,534

Aggregate amortization expense for identified intangible assets with definite useful lives for the three months ended March 31, 2021 and 2020 amounted to $556 and $557, respectively, and are included in Depreciation and Amortization in the accompanying Statements of Operations and Comprehensive Loss.

Estimated amortization expense for the next five years and thereafter as of March 31, 2021 is as follows:

remainder of 2021	$1,269
2022	1,269
2023	1,174
2024	930
2025	737
Thereafter	3,599
Total	$8,978

8. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020
Assets held under capital leases – computer, print and mail equipment and software	$3,784	$3,752
Computer, print and mail equipment	8,293	7,998
Furniture and fixtures	4,073	4,073
Leasehold improvements	12,133	12,120
Software	1,437	1,437
Vehicles	115	115
Internal software development	2,759	2,644
Construction in progress	157	79
	32,751	32,218
Less: accumulated depreciation and amortization	(16,371)	(15,568)
Total	$16,380	$16,650

Depreciation and amortization expense of property and equipment was $803 and $854 for the three months ended March 31, 2021 and 2020, respectively, and includes $60 and $75 relating to software and $60 and

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

$66 relating to print equipment during the three months ended March 31, 2021 and 2020 respectively, for property and equipment used in the Company’s print facilities. Included in accumulated depreciation and amortization as of March 31, 2021 and December 31, 2020, respectively, is $3,576 and $3,519 related to assets held under capital leases, including amounts for equipment that was subsequently purchased at the end of the lease term. The Company had no write-offs or material disposals of fixed assets during three months ended March 31, 2021 and 2020.

9. Current and Long-Term Debt and Capital Lease Obligations

Current and long-term debt and capital lease obligations consist of the following:

	March 31,	December 31,
	2021	2020
Term Loan	$—	$44,663
Unamortized debt issuance costs	—	(1,234)
Revolving Facility Line of Credit	—	—
Capital lease obligations	212	246
Subtotal	212	43,675
Less: current portion, net of unamortized debt issuance costs	(170)	(380)
	$42	$43,295

2020 Financing Agreement
On January 17, 2020, the Company entered into a Financing Agreement with TPG Specialty Lending, Inc. ("TSL") as administrative agent and lender and Wells Fargo Bank, N.A. ("Wells", and with TSL, the "2020 Lenders") for a $72.5 million facility, secured by substantially all the assets of the Company (the "2020 Financing Agreement"). In connection therewith, the outstanding Term Loan and Revolver under the PacWest Bank Credit Agreement of $28.3 million was paid in full along with related interest and all liens released. Existing Letters of Credit of $2,854 issued by PacWest Bank remained outstanding as of the date of the transaction and were collateralized by cash of $2,914 which will be treated as restricted cash until the underlying Letters of Credit are released.
The 2020 Financing Agreement consisted of the following facilities, all of which mature on January 17, 2025 ("Maturity Date"):

(i) an Initial Term Loan of $45.0 million, which was drawn at closing and used to pay off the PacWest Bank Credit agreement. Principal payments on the Initial Term Loan are due in equal installments of 0.25% of the initial principal amount commencing June 30, 2020 and on the last business day of each quarter thereafter, with the remaining amount due on the Maturity Date

(ii) a Delayed Draw Term Loan ("DDTL") of up to $20.0 million, which is available to draw in minimum increments through July 17, 2021, which after drawn, cannot be repaid without permanently reducing the amount available.

(iii) a Revolving Commitment facility ("Revolver") of $7.5 million, including a sub-limit of up to $4.0 million for issuing additional letters of credit. The Revolver may be repaid and re-borrowed until the Maturity Date.

The Initial Term Loan and DDTL may be prepaid from time to time by the Company. Once an amount is

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

prepaid, it may not be reborrowed except for the Revolver. Prepayments are subject to a premium on the principal amount repaid of 3.0% in the first 24 months (2.25% in months 13 through 24 if a change in control occurs, as defined); 1.0% in months 25 to 36, and 0% thereafter. Mandatory prepayments are required upon the occurrence of certain events, as defined in the 2020 Financing Agreement.

In connection with the Business Combination, on January 12, 2021, the Company repaid the entire amount due under the Initial Term Loan, along with a prepayment penalty, and extinguished the 2020 Financing Agreement. In connection therewith, unamortized debt discount of $1,234 and a prepayment penalty and associated costs of $1,575 were recorded as loss on debt extinguishment in interest expense in the accompanying statements of operations and comprehensive loss.
Capital Leases
In current and prior years, the Company entered into several equipment leases to finance equipment purchases, under which $212 remained outstanding as of March 31, 2021. These have been accounted for as capital leases.

10. Stockholders' Equity, Warrants and Redeemable Preferred Stock
The Company issued various shares of Series A through E of preferred stock from various investors from 2006 through 2017. All of the preferred stock equity investments were recorded based on the proceeds received from the sales, which the Company considers to approximate its fair value at the date of each transaction, as agreed between the parties to the transaction. Direct costs incurred in connection with each transaction were accounted for as a reduction in the proceeds of the Preferred stock as a discount. The stock issuance costs associated with the various preferred stock investments are amortized as part of the accretion of the carrying amount of the Preferred stock to each series full redemption amount over a 5-year period from each issuance date, pursuant to FASB ASC Topic 480-10.

Public Warrants
In connection with the Business Combination, Billtrust assumed the publicly traded warrants ("Public Warrants") that had previously been issued by South Mountain. The Public Warrants may only be exercised for a whole number of shares of Common Stock at a price of $11.50 per share. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Following the closing of the Business Combination, the Company filed with the SEC a registration statement that was declared effective in February 2021 covering the issuance of the shares of Class 1 common stock issuable upon exercise of the Public Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if our Class 1 common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•    in whole and not in part;
•    at a price of $0.01 per warrant;
•    upon a minimum of 30 days’ prior written notice of redemption; and

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

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

The Company determined 1) the Public Warrants meet the definition of a derivative pursuant to ASC 815 2) the Public Warrants are indexed to the Company’s common stock pursuant to ASC 815-40-15-7, and 3) the Public Warrants meet all other criteria for equity classification pursuant to ASC 815-40. Therefore, the Public Warrants are accounted for within stockholders' equity as a component of additional paid-in capital as of the Merger date. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the warrants for cash.

11. Incentive Compensation Plans
Incentive Compensation Plans
The Company adopted the 2003 Stock Incentive Plan, as amended (the "2003 Plan"). The 2003 Plan provides for the granting of stock-based awards, including options and restricted stock to its employees, directors, advisers and consultants. In 2014, the 2003 Plan expired and the Company adopted the 2014 Incentive Compensation Plan (the "2014 Plan"). In connection with the Business Combination, the 2003 Plan and 2014 Plans were frozen and no further grants will be made pursuant to those plans, although all outstanding options were converted to options of the Company using the Conversion Rate applied to the number of options and original exercise price, and continue to vest based upon their original terms.

As part of the Business Combination, the shareholders of the Company adopted the 2020 Equity Incentive Plan (the "2020 Plan") and the 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The shareholders and board of directors authorized the issuance of up to 14,526,237 shares of common stock to be granted pursuant to the 2020 Plan in the form of options, restricted stock, RSU's, stock appreciation rights, performance awards or other awards. Additionally, the shareholders and board of directors authorized the issuance of 1,452,623 shares of common stock pursuant to the 2020 ESPP. Such aggregate number of shares of common stock subject to the 2020 Plan and the 2020 ESPP will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to four percent (for the 2020 Plan) and one percent (for the ESPP) of the total number of shares of the Company’s class 1 and class 2 common stock outstanding on December 31 of the preceding year; provided, however that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

During the three months ended March 31, 2021, no shares were granted or issued pursuant to the 2020 ESPP, but the Company granted an aggregate of 8,114,196 stock options (including 462,596 under the 2014 Plan and 7,651,600 under the 2020 Plan), with weighted average exercise prices of $16.74 per share. The determination of the fair value of the options granted during the three months ended March 31, 2021 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2021	2020
Risk-free interest rate	0.64% - 1.12%	1.57% - 1.73%
Dividend yield	—%	—%
Volatility factor of the expected market price of the Company’s common stock	41.56% - 41.62%	39.44% - 39.93%
Expected life of option	5.5 years	6.9 years

The weighted average grant-date fair value of the options granted during the three months ended March 31, 2021 was $6.52 per option.

As of March 31, 2021, there was approximately $41,744 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.2 years. At March 31, 2021, an aggregate of 8,040,902 shares were authorized for future grants under the Company’s 2020 Plan.

The Company included stock compensation expense related to all of the Company’s stock option awards in various expense categories for the for the three months ended March 31, 2021 and 2020, as follows:

	2021	2020
Cost of subscription, transaction and other revenue	$443	$33
Research and development	1,223	100
Sales and marketing	1,333	74
General and administrative	5,827	274
	$8,826	$481

Restricted Stock Units
In connection with the Business Combination, and authorized as part of the 2020 Plan, the Company may issue RSUs to certain employees and nonemployee board members. During the three months ended March 31, 2021, the Company granted an aggregate of 836,208 RSUs with a weighted grant-date fair value of $16.80 per unit in connection with the First Earnout and the Second Earnout (the "Earnout RSUs"), as further discussed in. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of grant. The Earnout RSUs vest over the requisite service period, which range between 1 month and 4 years from the date of grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of March 31, 2021, the total unamortized stock-based compensation expense related to the unvested RSUs was $12,415, which the Company expects to amortize over a weighted-average period of 2.7 years.

Defined Contribution Benefit Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary. The Company generally

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

makes matching contributions of one-half of the first 6% of employee contributions, which totaled $497 and $352 for the three months ended March 31, 2021 and 2020, respectively, and are subject to vesting requirements based on four years of continuing employment.

12. Income Taxes
The provision for income taxes for the three months ended March 31, 2021 and 2020 pertains primarily to tax amortization of indefinite-lived asset and state income taxes.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. The Company is evaluating the ownership change as a result of the Business Combination to determine if there is any impact on utilization of net operating loss carryforwards.

13. Commitments and Contingencies
Lease Commitments
The Company rents its facilities and some equipment under operating and capital lease agreements. The capital leases have stated or implied interest rates between 5% and 10.6% and maturity dates through April 2026. The equipment financed under the capital leases serves as collateral, and certain leases contain casualty loss values if the equipment is not returned in working order at the end of the lease term.

In August 2017, the Company entered into a 15 years, 6 months lease agreement, as amended, with a landlord for a new Company headquarters that consists of 88,759 square feet of office space, located in Lawrenceville, New Jersey. The Company determined that the lease qualifies for treatment as an operating lease pursuant to ASC 840. In addition, pursuant to ASC 840, the Company determined that it did not meet any of the requirements of build-to-suit lease accounting and the Company was not considered to be the owner of an asset during the construction period as the Company did not have substantially all of the construction period risks and the respective leasehold improvements were determined to be normal tenant improvements. The Company has incurred and capitalized approximately $5.7 million related to leasehold improvements, furniture and fixtures, and computer equipment as of December 31, 2018, associated with this new leased headquarters facility. Furthermore, as part of the lease, the landlord paid for approximately $5.8 million of costs and related improvements in 2018 to modify the existing space to meet the Company's requirements in the existing 88,759 square feet of space subject to the lease agreement, as amended. This landlord lease incentive of $5.8 million was recorded as an asset and other long term liability as of the date the lease commenced and is being amortized over the estimated life of 15 years, and the long term liability is being recognized a lease incentive and reducing rent expense over the same period of time.

The lease contains an option to lease up to 61,000 additional square feet, starting six years, six months after lease commencement. In connection with entering into the lease, the Company issued a letter of credit under its Credit Agreement in favor of the landlord in the amount of $2,725 as an additional security deposit.

The term of this lease is 15 years, 6 months subject to early termination if (i) there is not sufficient space for expansion beyond the initial space, starting 6 years, 6 months after lease commencement, which will require an early termination payment that declines from $7.5 million at such date by $650 per year after such date, or (ii) upon advance notice by the Company, at 12 years, 6 months after lease commencement, which will require an early termination payment of $3.6 million. Additionally, the lease contains two

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

extension periods of 5 years each. The lease commenced in June 2018, with a monthly lease rate (excluding taxes and operating expenses) in the initial year of $226, effective after an initial free rent period of six months. The base rent increases each year thereafter up to $281 per month in months 181 through 186 of the lease. The Company is expensing this rent on a straight-line basis over the initial term of the lease, including the free rent period.

Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2021 and expire through 2033 are as follows:

March 31, 2021	Operating Leases	Capital Leases
remainder of 2021	$3,567	$153
2022	4,716	52
2023	4,444	13
2024	4,089	1
2025	4,055	—
Thereafter	30,811	—
Total minimum lease payments	$51,682	$219
Less amounts representing interest		(7)
Present value of lease payments		212
Less current portion		(170)
Long-term portion of minimum lease payments		$42

Total rent expense for the three months ended March 31, 2021 and 2020 amounted to $1,284 and $1,349 respectively.

Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure pricing for paper, envelopes and similar products necessary for its operations. As of March 31, 2021, the balance remaining under such purchase orders approximated $374.

Legal Contingencies, Claims and Assessments
During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated, including for indemnifications with customers or other parties as a result of contractual agreements.

At March 31, 2021, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

14. Segment Information

The Company has determined that it has two reportable segments - Print and Software/Payments. The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer ("CEO") who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance. The Company evaluates the operating performance of its segments based on financial measures such as revenue, cost of revenue, and gross profit.

Print – The Print segment is primarily responsible for printing customer invoices and optimizing the amount of time and costs associated with billing customers via mail.

Software and Payments – The Software and Payments segment primarily operates using software and cloud based services, optimizes the electronic invoice presentment, electronic payments, credit decisioning, collections automation, cash application and deduction management, and eCommerce of B2B customers.

Given the nature of the Company’s business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the amount of the Company’s assets is not subject to segment allocation and total assets are not included within the disclosure of the Company’s segment financial information.

All of the revenues shown below in the reportable segments is revenue from external customers, there is no revenue from transactions with other operating segments.

The following tables include a reconciliation of revenue, cost of revenue, and segment gross profit to loss before income taxes. “All other” represents implementation, services and other business activities which are not reviewed by CODM on regular basis.

The Company’s segment information is as follows:

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

	March 31, 2021
	Print	Software and Payments	All other	Total
Revenues:
Subscription and transaction	$4,498	$25,685	$—	$30,183
Services and other	—	—	2,936	2,936
Subscription, transaction and services	4,498	25,685	2,936	33,119
Reimbursable costs	8,817	—	—	8,817
Total revenues	13,315	25,685	2,936	41,936

Cost of Revenues:
Cost of subscription, transaction and services revenue	1,926	3,711	3,616	9,253
Cost of reimbursable costs	8,817	—	—	8,817
Total cost of revenues, excluding depreciation and amortization	10,743	3,711	3,616	18,070

Segment gross profit - subscription, transaction and services	2,572	21,974	(680)	23,866
Segment gross profit - reimbursable costs	—	—	—	—
Total segment gross profit, excluding depreciation and amortization	$2,572	$21,974	$(680)	$23,866

Total segment gross margin, excluding depreciation and amortization	19.3%	85.6%	(23.2)%	56.9%
Segment gross margin - subscription, transaction and services	57.2%	85.6%	(23.2)%	72.1%

Unallocated amounts:
Sales and marketing				$8,936
Research and development				10,993
General and administrative				12,450
Depreciation and amortization				1,360
Interest income				(103)
Interest expense and loss on extinguishment of debt				2,942
Change in fair value and other income (expense), net				9,990
Loss before income taxes				$(22,702)

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

	March 31, 2020
	Print	Software and Payments	All other	Total
Revenues:
Subscription and transaction	$4,786	$18,339	$—	$23,125
Services and other	—	—	1,399	1,399
Subscription, transaction and services	4,786	18,339	1,399	24,524
Reimbursable costs	9,621	—	—	9,621
Total revenues	14,407	18,339	1,399	34,145

Cost of Revenues:
Cost of subscription, transaction and services revenue	2,211	3,114	2,565	7,890
Cost of reimbursable costs	9,621	—	—	9,621
Total cost of revenues, excluding depreciation and amortization	11,832	3,114	2,565	17,511

Segment gross profit - subscription, transaction and services	2,575	15,225	(1,166)	16,634
Segment gross profit - reimbursable costs	—	—	—	—
Total segment gross profit, excluding depreciation and amortization	$2,575	$15,225	$(1,166)	$16,634

Total segment gross margin, excluding depreciation and amortization	17.9%	83.0%	(83.3)%	48.7%
Segment gross margin - subscription, transaction and services	53.8%	83.0%	(83.3)%	67.8%

Unallocated amounts:
Sales and marketing				$6,422
Research and development				9,384
General and administrative				5,248
Depreciation and amortization				1,411
Interest income				(16)
Interest expense and loss on extinguishment of debt				1,183
Change in fair value and other income (expense), net				19
Loss before income taxes				$(7,017)

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

15. Related Party Transactions

The Company has an ongoing commercial relationship with a customer, who has an executive who is also on the Company's board of directors, which purchases certain of the Company’s services. This related party customer generated total revenues of approximately $70 and $77 for the three months ended March 31, 2021 and 2020, respectively.

The Company has several agreements with a portfolio company of one of the Company’s preferred shareholders who also has a representative on the Company's board of directors ("Portfolio Company"). The Company incurred expenses to the Portfolio Company of approximately $48 and $16 related to these agreements for the three months ended March 31, 2021 and 2020, respectively. Additionally, the same customer generated revenues of $40 for the three months ended March 31, 2021.

16. Loss per Share

Our basic and diluted earnings per share are computed using the two-class method in accordance with ASC 260. The two-class method is an earnings allocation that determines net loss (or income, if applicable) per share for each class of common stock. Per share amounts are calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

As a result of the Business Combination, the Company has retrospectively adjusted the weighted average number of common shares outstanding for all periods presented prior to January 12, 2021, by multiplying them by the Conversion Rate used to determine the number of common shares into which they converted.

The following table sets forth the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders, which have the same rights and privileges except for voting rights, for the for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	March 31,
	2021	2020
Numerator:
Net loss	$(22,794)	$(7,097)
Denominator:
Weighted-average common shares outstanding	144,207	99,804
Net loss per share attributable to common
stockholders (Class 1 and Class 2), basic and diluted	$(0.16)	$(0.07)

BTRS Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except per share and share data)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive, were as follows as of the dates presented, based on the underlying shares and not considering all factors that would be involved in determining the common stock equivalents:

	March 31,
	2021	2020
Options to purchase common stock	22,383,267	12,870,603
Restricted Stock Units (RSU's)	834,228	—
Warrants	12,500,000	12,500,000
	35,717,495	25,370,603

17. Accrued Expenses and Other

Accrued expenses and other consist of the following:

	March 31, 2021	December 31, 2020
Accrued expenses	$11,907	$11,749
Accrued compensation	7,337	9,513
Accrued professional services and other	4,070	3,569
Accrued business combination expense	846	1,510
Total accrued expenses and other	$24,160	$26,341

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with the unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on March 24, 2021.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in Billtrust’s financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are based on our management’s current beliefs and assumptions and based on information currently available to our management. These statements, like all statements in this Quarterly Report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.

BUSINESS OVERVIEW

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

Segments and Financial Summary

Billtrust has determined that it has two reportable segments - the Print segment and the Software and Payments segment. Billtrust's chief operating decision maker is Billtrust’s chief executive officer who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating Billtrust’s financial performance. Billtrust’s accounting policies are described in Note 2 to its accompanying unaudited financial statements.

Billtrust has expanded its product reach and customer base over the past years and scaled its business operations in recent periods. Billtrust’s total revenues were $41.9 million and $34.1 million for the three months ended March 31, 2021 and 2020, respectively.

As a result of Billtrust’s continued expenditures for product development, sales and marketing, and expansion of its leased facilities, Billtrust has generated net losses of $22.8 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. Billtrust’s net loss decrease for the 2021 period was due, in part, to cost containment measures and other modified business practices adopted in March 2020 as a result of the COVID-19 pandemic. For more information on how Billtrust was affected by and responded to COVID-19, see the section entitled “--Impact of COVID-19 on Billtrust’s Business.”

RECENT DEVELOPMENTS
Merger with South Mountain

On January 12, 2021 (the “Closing Date”), SMMC consummated the previously announced mergers (the “Closing”) pursuant to that certain Business Combination Agreement, dated October 18, 2020 (as amended on December 13, 2020, the “BCA”), by and among SMMC, BT Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of SMMC (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of SMMC (“Second Merger Sub”), and Billtrust. The Company’s stockholders approved the Business Combination (as defined below) at a special meeting of stockholders held on January 12, 2021 (the “Special Meeting”).

Pursuant to the terms of the BCA, a business combination between SMMC and Billtrust was effected through the merger of (a) First Merger Sub with and into Billtrust with Billtrust surviving as a wholly-owned subsidiary of SMMC (Billtrust, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger, which ultimately resulted in Billtrust becoming a wholly-owned direct subsidiary of SMMC (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the BCA, the “Business Combination”). On the Closing Date, the registrant changed its name from “South Mountain Merger Corp.” to “BTRS Holdings Inc.” The Business Combination was accounted for as a reverse recapitalization and Billtrust was the accounting acquirer.

On October 18, 2020, a number of purchasers (each, a “Subscriber”) agreed to purchase an aggregate of 20,000,000 shares of South Mountain Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000, pursuant to separate Subscription Agreements (each, a “Subscription Agreement”) entered into effective as of October 18, 2020. The sale of PIPE Shares was consummated concurrently with the closing of the Business Combination.

Billtrust's cash on hand after giving effect to these transactions will be used for general corporate purposes, including investments in sales and marketing efforts, advancement of Billtrust’s research and development efforts, general and administrative matters, and capital expenditures. Billtrust may also use the proceeds for the acquisition of, or investment in, technologies, solutions, or businesses that complement its business.

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

Billtrust’s business continues to operate despite the disruption of many business operations in the United States and its decision to require employees to work from remote locations. The pandemic has served to increase the awareness and urgency around accelerating the digital transformation of AR through Billtrust’s products and platform. Although Billtrust has not experienced significant business disruptions thus far from the COVID-19 pandemic, Billtrust saw its transaction fees, including those in the print segment, decrease year over year for certain customers. This decrease was seen most acutely in the three months ended June 30, 2020. Billtrust is unable to predict the full impact that the COVID-19 pandemic will have on its future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the United States, the impact to its customers, employees and suppliers, and other factors described in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020. These factors are beyond Billtrust’s knowledge and control and, as a result, at this time, Billtrust is unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on Billtrust’s business, operating results, cash flows and financial condition.

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

Key Factors Affecting Our Performance

Billtrust believes that its performance and future growth depends on a number of factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020. For additional information related to key performance metrics used by Billtrust to help it evaluate the health of its business, identify trends affecting its growth, formulate goals and objectives and make strategic decisions, please see the section entitled “—Key Performance Metrics.” Billtrust believes that the most significant factors affecting its results of operations include:

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

Billtrust continues to invest in improving each product and offering more digital capability to its customers. Further, Billtrust is continuing to invest in certain internal initiatives targeted to improve internal processes and enhance the efficiency, security and scalability of its platform. Billtrust’s investment in technology is expected to have a positive impact on its long-term profitability and operations. Billtrust also intends to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Billtrust’s future success is dependent on its ability to successfully develop, market and sell existing and new products to both new and existing customers.

Acquisition of New Customers

Billtrust efficiently reaches B2B customers through its proven go-to-market strategies. Billtrust acquires customers directly through digital marketing campaigns, its direct sales force and indirectly by partnering with financial institutions and other complementary companies. Billtrust’s growth largely depends on its ability to acquire new customers.

As of March 31, 2021, Billtrust had over 1,800 customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction and consumer products among others, primarily domiciled in North America. Billtrust continues to invest in its sales, marketing and go-to market strategy in order to acquire customers in its target market. Billtrust’s marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives are focused on demand generation and include promotional activity and emphasis on online digital marketing programs (e.g. webinars, virtual events). There is a long-term opportunity to expand into large, new markets with compatible trends.

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

Billtrust’s revenue from existing customers is generally reliable due to both the pricing structure and the business-critical nature of functions Billtrust products support for customers. For the three months ended March 31, 2021 and 2020, 95% or more of Billtrust’s subscription and transaction fees came from customers who had entered into contracts prior to the start of the calendar year. Billtrust expands within its existing customer base by selling additional products on its platform, adding divisions, increasing transactions per customer through proven e-solutions, as well as through pricing and packaging its services. Billtrust’s ability to increase sales to existing customers will depend on a number of factors, including its customers’ satisfaction with its solution, competition, pricing and overall changes in Billtrust’s customers’ spending levels with Billtrust. For a full definition of subscription and transaction fees, please see the section entitled “--Components of Results of Operations.”

KEY PERFORMANCE METRICS

Billtrust monitors the following key metrics to help it evaluate the health of its business, identify trends affecting its growth, formulate goals and objectives and make strategic decisions.

Total Payment Volume

Total Payment Volume (“TPV”) is the dollar value of customer payment transactions that Billtrust processes on its platform during a particular period. TPV is further disaggregated between “TPV - Card”, which includes payments through our software, portals, gateways, and third party processors, and includes our Payment Facilitator (“PayFac”) customers. “TPV - ACH/Wire” includes payments made via our software, portals, gateways, and our business payments network that are processed via automated clearing house (ACH) or wire transfers. To grow payments revenue from customers, Billtrust must deliver a software platform that both simplifies the process of accepting electronic payments and streamlines the reconciliation of remittance data. Additionally, as Billtrust increases the digital delivery of invoices, it increases the probability that they will be paid electronically by Billtrust’s customers’ end customers. The more customers use the Billtrust software platform, the more payments transactions they are likely to process through Billtrust’s various products. This metric provides an important indication of the dollar value of transactions that customers are completing on the platform and is helpful to investors as an indicator of Billtrust’s ability to generate revenue from its customers.

	Three Months Ended March 31,
	2021	2020
	($ in billions)
Total Payment Volume	$15.1	$11.4
TPV - ACH/Wire	$9.7	$7.8
TPV - Card	$5.4	$3.6

TPV for the three months ended March 31, 2021 was $15.1 billion compared to $11.4 billion in the same period in 2020, 33% growth year over year. TPV - ACH/Wire for the three months ended March 31, 2021 was $9.7 billion compared to $7.8 billion in 2020, 25% growth year over year. TPV - Card for the three months ended March 31, 2021 was $5.4 billion compared to $3.6 billion in the same period in 2020, 52% growth year over year. The growth in TPV was driven by the increase in TPV - Card which was primarily due to the addition of new customers and an increase in existing customer transactions.

Number of Electronic Invoices Presented

Electronic invoices presented tracks the number of invoices sent via email, fax, or loaded to a presentment or AP portal and includes volumes from acquired platforms, where volumes are normalized to best match equivalents on the Billtrust platform. It includes invoices that are charged on a per transaction basis for certain legacy customer agreements, as well as for the current pricing model which includes subscriptions with defined tiers of electronic transactions for a fixed price. Electronic invoices presented is a key indicator as it contributes to the growth of Billtrust’s Software and Payments segment revenues, and is a helpful indicator to management and investors of the future opportunity for an electronic payment on those invoices.

	Three Months Ended March 31,
	2021	2020
Number of electronic invoices presented (in millions)	71	64

Billtrust’s number of electronic invoices presented for the three months ended March 31, 2021 was 71 million compared to 64 million for the three months ended March 31, 2020, an increase of 10% year over year. The increase is primarily driven by increased adoption for existing customers as well as the addition of new customers, offset by the impact of customers who terminated services.

Non-GAAP Financial Measures

In addition to Billtrust’s results determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), Billtrust believes the following non-GAAP financial measures are useful in evaluating its operating performance.

Billtrust presents these non-GAAP measures to assist investors in understanding Billtrust’s financial performance from the perspective of Billtrust’s management. Billtrust believes that these measures provide an additional tool for investors to use in comparing Billtrust’s core financial performance over multiple periods with other companies in its industry. While we believe the use of these non-GAAP measures provides useful information to investors and management in analyzing our financial performance, non-GAAP measures have inherent limitations in that they do not reflect all of the amounts and transactions that are included in our financial statements prepared in accordance with GAAP. Non-GAAP measures do not serve as an alternative to GAAP nor do we consider our non-GAAP measures in isolation, accordingly we present non-GAAP financial measures only in connection with GAAP results. We urge investors to consider non-GAAP measures only in conjunction with our GAAP financials and to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures, which are included in this Quarterly Report on Form 10-Q.

Net Revenue (non-GAAP)

Net Revenue (non-GAAP) is defined as total revenues less reimbursable costs revenue, which is equal to subscription, transaction and services revenue. Reimbursable costs revenue consists primarily of amounts charged to customers for postage (with an offsetting amount recorded as a cost of revenue) which Billtrust does not consider internally when monitoring operating performance. Billtrust believes this measure allows investors to evaluate comparability with its past financial performance and facilitate period-to-period comparisons of core operations. The most directly comparable GAAP measure to Net Revenue (non-GAAP) is total revenues.

Adjusted Gross Profit & Adjusted Gross Margin

Adjusted Gross Profit is defined as total revenues less total cost of revenues, excluding depreciation and amortization, plus stock based compensation expense included in total cost of revenues. Adjusted Gross Margin is defined as Billtrust’s Adjusted Gross Profit divided by its total revenues less reimbursable costs revenue or Net Revenue (non-GAAP). Billtrust expects Adjusted Gross Margin to continue to improve over time to the extent that Billtrust is able to increase its scale by successfully growing revenues, both from cross-selling existing customers and upselling current and future offerings. However, Billtrust’s ability to improve Adjusted Gross Margin over time is not guaranteed and will be impacted by the factors affecting our performance discussed above and the risks outlined in the section of the Annual Report on Form 10-K for the year ended December 31, 2020 titled "Risk Factors." Billtrust believes Adjusted Gross Profit and Adjusted Gross Margin are useful financial measures to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of Billtrust’s cash operations and ongoing operating performance between periods.

The following table presents a reconciliation of Billtrust’s Net Revenue (non-GAAP), Adjusted Gross Profit and Adjusted Gross Margin to their most directly comparable GAAP financial measures.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total revenues	$41,936	$34,145
Less: Reimbursable costs revenue	8,817	9,621
Net Revenue (non-GAAP)	$33,119	$24,524

Total revenues	$41,936	$34,145
Less: Cost of revenue, excluding depreciation and amortization	18,070	17,511
Gross profit, excluding depreciation and amortization	23,866	16,634
Add: Stock based compensation expense	443	33
Adjusted Gross Profit	$24,309	$16,667

Gross margin, excluding depreciation and amortization	56.9%	48.7%
Adjusted Gross Margin	73.4%	68.0%

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by Billtrust’s management to evaluate the performance of the business. Billtrust monitors and presents Adjusted EBITDA because it is a key measure used by its management to understand and evaluate its operating performance, to establish budgets and to develop operational and strategic goals for managing its business. Billtrust believes Adjusted EBITDA helps identify underlying trends in its business that may otherwise be masked by the effect of the expenses that Billtrust excludes in the calculation of Adjusted EBITDA. Accordingly, Billtrust believes Adjusted EBITDA provides useful information to investors and others in understanding and evaluating its operating results in the same manner as management. The most directly comparable GAAP measure to Adjusted EBITDA is Net loss and comprehensive loss. Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.

Adjusted EBITDA is defined as Net loss and comprehensive loss, plus (i) provision (benefit) for income taxes, (ii) change in fair value of financial instruments and other income including the change in the fair value of liabilities (for earnout shares, warrants, contingent consideration or other items classified as liabilities), (iii) interest expense and loss on extinguishment of debt, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) restructuring and severance costs, (vii) acquisition and integration costs, and (viii) minus interest income. Billtrust believes that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of its core operating performance. Billtrust believes it is useful to exclude certain non-cash charges, such as share-based compensation expenses from its non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of Billtrust’s business operations. Other income (expense), net, includes interest income, loss on asset disposals and fair value adjustments related to warrants and contingent consideration. The restructuring and severance costs are associated with realigning Billtrust’s organization or lease footprint. Acquisition and integration expenses are related to the third party costs associated with acquiring companies and internal direct costs associated with integrating their customers onto Billtrust’s platforms. These costs are not expected to recur within two years for prior acquisitions and only reoccur if Billtrust has new acquisitions. Billtrust’s last acquisition was in April 2019.

The following table reconciles Adjusted EBITDA to Net loss and comprehensive loss, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Loss and Comprehensive Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss and comprehensive loss	$(22,794)	$(7,097)
Provision for income taxes	92	80
Change in fair value of financial instruments and other income	9,990	19
Interest expense and loss on extinguishment of debt	2,942	1,183
Interest income	(103)	(16)
Depreciation and amortization	1,360	1,411
Stock-based compensation expense	8,826	481
Restructuring & severance	6	181
Acquisition and integration expense	—	53
Adjusted EBITDA	$319	$(3,705)

For the three months ended March 31, 2021, Adjusted EBITDA was $0.3 million, an increase of $4.0 million compared to the prior year loss driven by the increase in total revenues as further described below, as well as lower expenses associated primarily with limited travel and remote work for a majority of employees associated with the ongoing impact of COVID-19. For more information on how Billtrust was affected by and responded to COVID-19, see the section entitled “--Impact of COVID-19 on Billtrust’s Business.”

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less purchases of property and equipment, and less capitalization of internal-use software costs. Billtrust believes free cash flow is an important liquidity measure of the cash (if any) that is available for operational expenses and investment in its business, after purchases of property and equipment and capitalization of internal-use software costs. Free cash flow is useful to investors as a liquidity measure because it measures the ability to generate or use cash. Once Billtrust’s business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(9,917)	$(8,861)
Purchases of property and equipment	(388)	(629)
Capitalized Software Development	(115)	(236)
Free cash flow	$(10,420)	$(9,726)

Components of Results of Operations

Total Revenues

Billtrust generates revenue from three sources: (1) subscription and transaction fees, (2) services and other, and (3) reimbursable costs.

Subscription and transaction fees

Subscription and transaction fees revenues are primarily derived from a hosted software as a service (“SaaS”) platform that enables billings and payment processing on behalf of customers. Billtrust’s services are billed on a subscription basis monthly, quarterly or annually. These are hosted solutions provided without licensing perpetual rights to the software. The hosted solutions are integral to the overall service arrangement and are billed as a subscription fee as a part of the overall service agreement with the customer. Subscription fees from hosted solutions are recognized monthly over the customer agreement term beginning on the date Billtrust’s solution is made available to the customer. Transaction fees for certain services are billed monthly based on the volume of items processed each month at a contractual rate per item processed. Transaction revenue is recognized over time as the transactions are processed by Billtrust. Recurring transaction revenue is recognized monthly as these services are performed based on the volume of transactions processed and are recognized as revenue in the period when the usage amounts are determined and reported.

Services and other

Services and other revenues consists of fees associated with upfront services provided to Billtrust’s customers to implement its systems. Any revenues related to upfront implementation services for new customers or new products for existing customers are recognized ratably over the estimated period of the customer relationship which is estimated to be five years. In general, revenue is recognized when the earnings process is complete and collectability is reasonably assured. Professional service fees are also included which includes consulting services provided to customers on a time and material or fixed fee basis.

During 2019, other revenues were associated with a one-time perpetual license fee to a customer associated with a legacy platform Billtrust no longer supports.

Reimbursable costs

Reimbursable costs revenues consists primarily of amounts charged to customers for postage which is recorded on a gross basis, with an offsetting amount recorded as a cost of revenue, and consists of amounts charged to Billtrust’s customers associated with postage on printed and mailed invoices of its customers.

Cost of revenues

Cost of subscription, transaction and services

Cost of subscription, transaction and services consists primarily of personnel-related costs, including stock based compensation expenses, for Billtrust’s customer success, professional services, file and payment operations teams, print operations personnel and equipment costs, and certain costs that are directly attributed to processing customers’ transactions (such as the cost of printing and mailing invoices, excluding postage), expenses for processing payments (ACH and credit card), direct and amortized costs for implementing and integrating its cloud-based platform with customers’ systems, and cloud hosting and related costs for the infrastructure directly associated with production platforms. Cost of subscription, transaction and services excludes depreciation and amortization. Billtrust expects that cost of subscription, transaction and services will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period, as Billtrust continues to invest in growing its business.

Cost of reimbursable costs

Cost of reimbursable costs consists of costs associated with postage, primarily paid to the United States Postal Service or third parties associated with printed and mailed invoice delivery costs for Billtrust customers.

Operating expenses
Research and development

Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, incurred in developing and engineering new products or enhancing existing products. Additionally, personnel-related costs associated with quality assurance and testing of new and existing product technology, maintenance and enhancement of Billtrust’s existing technology and infrastructure. Billtrust capitalizes certain software development costs that are attributable to developing new products and adding incremental functionality to its platform and amortizes such costs over the estimated life of the new product or incremental functionality, which is generally four years.

Billtrust expenses a substantial portion of research and development expenses as incurred. Billtrust believes that delivering new functionality is critical to attract new customers and expand its relationship with existing customers. Billtrust expects to continue to make investments in and expand its offerings to enhance its customers’ experience and satisfaction, and to attract new customers. Billtrust expects its research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenues from period to period as it expands the research and development team to develop new products and product enhancements as well as to support its growing infrastructure.

Sales and marketing

Sales and marketing expenses consist primarily of personnel-related expenses, including stock based compensation expenses, sales commissions, marketing program expenses, travel-related expenses and costs to market and promote Billtrust’s platform through advertisements, marketing events, partnership arrangements, direct customer acquisition and allocated overhead costs. Sales commissions that are incremental to obtaining customer contracts are deferred and amortized ratably over the estimated period of Billtrust’s relationship with the customers, which is generally five years.

Billtrust’s sales and marketing efforts are focused on increasing revenue from the acquisition of new customers, the expansion of subscription revenue from existing customers and from facilitating increased electronic adoption and resulting digital processing activity between Billtrust’s customers and their customers. Sales and marketing spend may fluctuate from period to period based on a variety of factors including changes in the broader economic environment and Billtrust’s return on this spend.

General and administrative

General and administrative expenses consist of personnel-related expenses, including allocated benefits, associated with Billtrust’s executive team, talent (human resources), finance, procurement, legal and compliance, facilities (including rent and utilities expense for its leased real estate offices excluding those used in Billtrust’s print operations) and other administrative functions. Billtrust expects to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. Billtrust also expects to increase the size of its general and administrative functions to support the growth in its business. As a result, Billtrust expects that its general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenues from period to period.

Depreciation and amortization

Depreciation and amortization expense includes the costs associated with depreciating Billtrust’s owned furniture and fixtures, computer equipment for its employees, software and technology assets, as well as amortization of leasehold improvements, capitalized software and amortizable intangible assets, primarily customer relationship intangibles.

Interest income

Interest income consists primarily of interest income earned on Billtrust’s investments in marketable securities and cash and cash equivalents.

Interest expense and loss on extinguishment of debt

Interest expense and loss on extinguishment of debt consists of interest costs Billtrust has incurred in connection with its debt agreements and amortization of associated debt issuance costs. It also consists of payment of early termination fees and writing off unamortized debt discounts associated with paying down debt prior to maturity.

Change in fair value of financial instruments and other income

Change in fair value of financial instruments and other income consists primarily of the change in the fair value of equity instruments that do not meet the criteria to be classified as equity (including earnout shares issued in connection with the Business Combination), changes in the fair value of contingent consideration, as well as gains and losses related to foreign exchange and disposal of assets.

Provision for income taxes

Provision for income taxes consists primarily of income taxes related to state jurisdictions in which Billtrust conducts business. Benefit from income taxes is primarily related to the release of valuation allowances for deferred tax assets, partially offset by income taxes related to state jurisdictions. Billtrust maintains a full valuation allowance on net deferred tax assets for its U.S. federal taxes and certain state taxes as it has concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth Billtrust’s results of operations for the periods shown:

	Three Months Ended March 31,		% change
	2021	2020	2021
	(in thousands)
Revenues:
Subscription, transaction and services	$33,119	$24,524	35%
Reimbursable costs	8,817	9,621	(8)%
Total revenues	41,936	34,145	23%
Cost of revenues:
Cost of subscription, transaction and services	9,253	7,890	17%
Cost of reimbursable costs	8,817	9,621	(8)%
Total cost of revenues, excluding depreciation and amortization	18,070	17,511	3%
Operating expenses:
Research and development	10,993	9,384	17%
Sales and marketing	8,936	6,422	39%
General and administrative	12,450	5,248	137%
Depreciation and amortization	1,360	1,411	(4)%
Total operating expenses	33,739	22,465	50%
Loss from operations	(9,873)	(5,831)	69%
Other income (expense):
Interest income	103	16	544%
Interest expense and loss on extinguishment of debt	(2,942)	(1,183)	149%
Change in fair value of financial instruments and other income	(9,990)	(19)	52479%
Total other income (expense)	(12,829)	(1,186)	982%
Loss before income taxes	(22,702)	(7,017)	224%
Provision for income taxes	(92)	(80)	15%
Net loss and comprehensive loss	$(22,794)	$(7,097)	221%

Comparison of the Three Months Ended March 31, 2021 and 2020

Total Revenues

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Subscription and transaction fees	$30,183	$23,125	$7,058	31%
Services and other	2,936	1,399	1,537	110%
Subscription, transaction and services	$33,119	$24,524	$8,595	35%
Reimbursable costs	8,817	9,621	(804)	(8)%
Total revenues	$41,936	$34,145	$7,791	23%

Total revenues were $41.9 million for the three months ended March 31, 2021, compared to $34.1 million for the three months ended March 31, 2020, an increase of $7.8 million or 23%.

•Subscription, transaction and services revenue was $33.1 million for the three months ended March 31, 2021, compared to $24.5 million for the three months ended March 31, 2020, an increase of $8.6 million or 35%. Included in revenue was $2.5 million related to the acceleration of previously paid and deferred revenue from a customer who terminated during the first quarter of 2021.

•Reimbursable costs was $8.8 million for the three months ended March 31, 2021, compared to $9.6 million for the three months ended March 31, 2020, a decrease of $0.8 million or 8%.

The increase in total revenues was attributable to the following factors listed below:

•Subscription and transaction fees related to the Software and Payments segment increased $7.3 million or 40% from contracting with new customers and existing customers purchasing additional products and increasing transaction volume primarily from payments. Software and Payments segment revenue was $25.7 million, or 85% of subscription and transaction fees, for the three months ended March 31, 2021, compared to $18.3 million, or 79% of subscription and transaction fees for the three months ended March 31, 2020. Included in Software and Payments segment revenue was $2.5 million related to the acceleration of previously paid and deferred revenue from a customer who terminated during the first quarter of 2021.

•Print segment revenue was $13.3 million for the three months ended March 31, 2021, compared to $14.4 million for the three months ended March 31, 2020, a decrease of $1.1 million or 8%. Subscription and transaction fees related to the Print segment decreased $0.3 million or 6% due primarily to lower transactional volumes as a result of existing customers reducing services and converting from paper to electronic invoicing. Subscription and transaction fees related to the Print segment were $4.5 million, or 15% of subscription and transaction fees, for the three months ended March 31, 2021, compared to $4.8 million, or 21% of subscription and transaction fees, for the three months ended March 31, 2020. Reimbursable costs decreased $0.8 million or 8%, due to lower transactional volumes.

•Services and other revenue increased $1.5 million or 110% due primarily to an increase in existing customer professional services consulting engagements, as well as a shift to more services provided on an hourly rate basis as compared to the prior period. Services and other revenue was $2.9 million for the three months ended March 31, 2021, compared to $1.4 million for the three months ended March 31, 2020.

Cost of Revenues

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Cost of subscription, transaction and services	$9,253	$7,890	$1,363	17%
Cost of reimbursable costs	8,817	9,621	(804)	(8)%
Total cost of revenues, excluding depreciation and amortization	$18,070	$17,511	$559	3%

Total cost of revenues, excluding depreciation and amortization was $18.1 million or 43% of total revenues for the three months ended March 31, 2021, compared to $17.5 million or 51% of total revenues for the three months ended March 31, 2020, an increase of $0.6 million or 3%.

•Cost of subscription, transaction and services was $9.3 million or 22% of total revenues for the three months ended March 31, 2021, compared to $7.9 million or 23% of total revenues for the three months ended March 31, 2020, an increase of $1.4 million or 17%.

•Cost of reimbursable costs was $8.8 million or 21% of total revenues for the three months ended March 31, 2021, compared to $9.6 million or 28% of total revenues for the three months ended March 31, 2020, a decrease of $0.8 million or 8% due to lower transactional print volumes.

The increase in total cost of revenues, excluding depreciation and amortization was attributable to the following factors listed below:

•Cost of subscription, transaction and services related to the Software and Payments segment increased $0.6 million or 19% due primarily to a $0.6 million increase in personnel-related costs, including non-cash stock based compensation expense. Cost of subscription, transaction and services related to the Software and Payments segment were $3.7 million resulting in a segment gross margin of $22.0 million or 86% for the three months ended March 31, 2021, compared to $3.1 million resulting in a segment gross margin of $15.2 million or 83% for the three months ended March 31, 2020. Billtrust expects that cost of subscription, transaction, and services will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period, as Billtrust continues to sell a mix of solutions and services to new and existing customers.

•Cost of revenues related to the Print segment was $10.7 million for the three months ended March 31, 2021, compared to $11.8 million for the three months ended March 31, 2020, a decrease of $1.1 million or 9%. Cost of subscription, transaction and services related to Print decreased $0.3 million or 13% due primarily to a $0.4 million decrease in Print direct costs resulting from lower transactional volumes. Cost of subscription, transaction and services related to the Print segment were $1.9 million resulting in a segment gross margin of $2.6 million or 57% for the three months ended March 31, 2021, compared to $2.2 million resulting in a segment gross margin of $2.6 million or 54% for the three months ended March 31, 2020. Cost of reimbursable costs decreased $0.8 million or 8% due to lower transactional volumes.

•Cost of services and other was $3.6 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020, an increase of $1.1 million or 41%. The increase was due to a $1.1 million increase in personnel-related costs, including non-cash stock based compensation expense and amortization of deferred service costs for personnel who were directly engaged in providing implementation and consulting services to Billtrust’s customers.

Research and development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Research and development	$10,993	$9,384	$1,609	17%
Percentage of total revenues	26%	27%

Research and development expenses were $11.0 million for the three months ended March 31, 2021, compared to $9.4 million for the three months ended March 31, 2020, an increase of $1.6 million or 17%. The increase was due primarily to a $1.7 million increase in personnel-related costs, including non-cash stock based compensation expense of $1.1 million resulting from the grant of stock options to substantially all employees in January 2021, as well as the impact of certain Earnout RSU's associated with the Business Combination.

Sales and marketing

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Sales and marketing	$8,936	$6,422	$2,514	39%
Percentage of total revenues	21%	19%

Sales and marketing expenses were $8.9 million for the three months ended March 31, 2021, compared to $6.4 million for the three months ended March 31, 2020, an increase of $2.5 million or 39%. The increase was due primarily to a $2.7 million increase in personnel-related cost, including non-cash stock based compensation of $1.3 million resulting from the grant of stock options to substantially all employees in January 2021, as well as the impact of certain Earnout RSU's associated with the Business Combination. It was offset by a $0.2 million decrease in other costs resulting from Billtrust’s modified business practices in response to the COVID-19 pandemic, which included the cancellation of in-person meetings, events and conferences starting in 2020, offset partially by higher spending in other areas in the current period. For more information on how Billtrust was affected by and responded to COVID-19, see the section entitled “—Impact of COVID-19 on Billtrust’s Business.”

General and administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
General and administrative	$12,450	$5,248	$7,202	137%
Percentage of total revenues	30%	15%

General and administrative expenses were $12.5 million for the three months ended March 31, 2021, compared to $5.2 million for the three months ended March 31, 2020, an increase of $7.2 million or 137%. The increase was due primarily to a $7.2 million increase in personnel-related costs, including non-cash stock-based compensation of $5.6 million, resulting from the grant of stock options to substantially all employees in January 2021, as well as the impact of certain Earnout RSU's associated with the Business Combination.

Depreciation and amortization

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Depreciation and amortization	$1,360	$1,411	$(51)	(4)%
Percentage of total revenues	3%	4%

Depreciation and amortization expense was $1.4 million for the three months ended March 31, 2021, compared to $1.4 million for the three months ended March 31, 2020, a decrease of $51 thousand or 4%. The decrease was due primarily to a decline in depreciation expense associated with fully depreciated assets in Billtrust’s Print segment and lower capital expenditures in 2020 relative to assets that were fully depreciated.

Total other income (expense)

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Total other income (expense)	$(12,829)	$(1,186)	$(11,643)	982%
Percentage of total revenues	(31)%	(3)%

Total other income (expense) was $(12.8) million for the three months ended March 31, 2021, compared to $(1.2) million for the three months ended March 31, 2020, an increase of $(11.6) million or 982%. The increase was due primarily to an expense associated with an increase in the fair value of certain earnout shares in connection with the Business Combination that were liability classified, of approximately $10.0 million. Additionally, a loss on extinguishment of debt of $2.8 million associated with the early payment of all amounts outstanding under the Financing Agreement was included in 2021, compared to interest expense of $(1.2) million in the comparable period in the prior year.

Provision for income taxes

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands)
Provision for income taxes	$(92)	$(80)	$(12)	15%
Percentage of total revenues	(0.2)%	(0.2)%

Provision for income taxes for the three months ended March 31, 2021 and 2020 was $92.0 thousand and $80.0 thousand, respectively. Overall, Billtrust’s effective tax rate is low due to its net operating loss position and Billtrust has a valuation allowance on its deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Billtrust’s principal sources of liquidity are cash, cash equivalents, short-term investments, cash flows from operations, and in prior years, from debt borrowings, which were repaid in connection with the Business Combination, as well as through public offerings of equity securities since we have become a public company. As of March 31, 2021, Billtrust had cash and cash equivalents of $261.0 million and short-term investments of $25.0 million. Billtrust’s primary uses of liquidity are operating expenses, capital expenditures and acquiring businesses.

Billtrust’s cash equivalents are comprised of highly liquid investments with original maturities of three months or less which consist primarily of money market funds. Billtrust believes that its cash, cash equivalents, and short-term investments will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. Billtrust’s liquidity is influenced by a variety of factors, including its revenue growth rate, timing of payments and collections, development of new products, the cash paid for businesses, capital expenditures and the issuance of debt and equity securities. Billtrust’s future capital requirements will depend on many factors, including its pace of growth, subscription activity, retention of existing customers, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of its services. To the extent that its existing cash and cash equivalents and short-term investments are insufficient to fund future activities or requirements to continue operating its business, Billtrust may need to raise additional funds. In the event that additional financing is required from outside sources, Billtrust may not be able to raise it on terms acceptable to it, or at all. If Billtrust is unable to raise additional capital when desired, its business, operating results and financial condition would be adversely affected.

Cash Flows

The following table shows a summary of Billtrust’s cash flows data:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(9,917)	$(8,861)
Net cash used in investing activities	(25,503)	(865)
Net cash provided by financing activities	281,428	18,026
Net increase in cash and cash equivalents and restricted cash	$246,008	$8,300

Net cash used in operating activities

Cash flows from operations have been historically negative as Billtrust continues to invest in its product features and platform, develop new products, and increase its sales and marketing efforts to sign contracts with new customers and expand the product breadth of existing customers. Billtrust does not expect this trend to change on an annual basis, although Billtrust does see quarterly shifts where cash flows from operations may be positive, primarily associated with invoicing and collecting advance subscription fees from customers.

For the three months ended March 31, 2021, net cash used in operating activities was $9.9 million. Operating cash flow was driven primarily by higher net losses than in the prior year, offset by favorable adjustments for depreciation and amortization, stock based compensation, and changes in the fair value of liabilities, as well as changes in working capital that include the timing of payments of prepaid expenses

(including costs associated with becoming a public company), accrued expenses and the collection of deferred revenue and accounts receivable.

For the three months ended March 31, 2020, net cash used in operating activities was $8.9 million. Operating cash flow was driven primarily by adjustments for depreciation and amortization and stock-based compensation expense, as well as changes in working capital that relate primarily to the timing of payments of accrued expenses and the collection of deferred revenue.

Cash used in operating activities increased by $1.1 million for the three months ended March 31, 2021 compared to 2020, primarily due to higher net losses from cost savings measures offset by noncash expenses such as stock based compensation and change in fair value of liabilities, and uses of cash for working capital net of the impact of deferred revenues and costs.

Net cash used in investing activities

For the three months ended March 31, 2021, net cash used in investing activities was $25.5 million. Investing cash flow was driven primarily by purchases of short-term investments. In addition, this includes capitalized software development and purchases of property and equipment.
For the three months ended March 31, 2020, net cash used in investing activities was $0.9 million. Investing cash flow was driven primarily by purchases of property and equipment.

Cash used by investing activities decreased by $24.6 million for 2021 compared to 2020, primarily due to short-term investments made during the first quarter of 2021 totaling $25.0 million.

Net cash provided by financing activities

For the three months ended March 31, 2021, net cash provided by financing activities was $281.4 million. Net cash provided by financing activities during 2021 consisted of proceeds from the Business Combination and PIPE Financing, net of offering costs, offset by the payment in full of the long-term debt pursuant to our Financing Agreement in January 2021. Additional cash provided by financing activities is related to proceeds from the exercise price related to stock option exercises.

For the three months ended March 31, 2020, net cash provided by financing activities was $18.0 million. Net cash provided by financing activities during 2020 consisted of borrowings under the Financing Agreement in January 2020, which increased the total long-term debt outstanding, partially offset by repayments of loans payable and the line of credit under Billtrust’s prior credit facility.

Cash provided by financing activities increased by $263.4 million for 2021 compared to 2020, primarily due to proceeds from the Business Combination and PIPE Financing.

Financing Agreement

On January 17, 2020, Billtrust entered into a Financing Agreement with TPG Specialty Lending, Inc. ("TSL") as administrative agent and lender and Wells Fargo Bank, N.A. ("Wells", and with TSL, the "2020 Lenders") for a $72.5 million facility, secured by substantially all the assets of Billtrust (the “Financing Agreement”). In connection with entering into the Financing Agreement, the prior term loan and revolver under the PacWest Bank Credit Agreement of $28.3 million was paid in full in January 2020, along with related interest and all liens released.

Existing letters of credit of $2.9 million issued by PacWest Bank remained outstanding and were collateralized by cash of $2.9 million which is restricted cash until the underlying letters of credit are released.

In connection with the consummation of the Business Combination, on January 12, 2021, Billtrust repaid the indebtedness consisting of $44.7 million of principal amount outstanding on the Initial Term Loan, terminated the DDTL and the Revolver, and all associated liens were subsequently released. Billtrust incurred a debt prepayment fee in cash of $1.6 million that was paid on January 12, 2021.

Contractual Obligations

As of December 31, 2021, Billtrust’s contractual cash obligations were as follows:

As noted above in the section “Financing Agreement”, in connection with the Business Combination, Billtrust extinguished its long term debt by paying the gross principal amount outstanding of $44.7 million in full, along with a cash prepayment penalty of $1,575 million, in January 2021. Other than the long-term debt, there were no material changes in its contractual cash obligations during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, Billtrust had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital.

Critical Accounting Policies and Procedures

The critical accounting policies, significant judgments and estimates included in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and (ii) Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on March 24, 2021 have not materially changed.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our quarter ended March 31, 2021. We have not experienced any material impact to our internal control over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
There have been no material changes from the risk factors described in "Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
3.2	Amended and Restated Bylaws of the Company, dated January 12, 2021(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.3	Amended and Restated Registration Rights Agreement, dated October 18, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.5 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________
*    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2021	BTRS Holdings Inc.

	By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chief Financial Officer
(Principal Financial Officer)