Form 10-Q
period 2021-06-30
BTRS Holdings Inc.
filed 2021-08-12
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission File Number 001-38947
_________________________
BTRS HOLDINGS INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	83-3780685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1009 Lenox Drive, Suite 101 Lawrenceville, New Jersey	08648
(Address of Principal Executive Offices)	(Zip Code)
(609) 235-1010
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class 1 Common Stock, $0.0001 par value	BTRS	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Class 1 Common Stock at an exercise price of $11.50 per share	BTRSW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of August 6, 2021, there were 153,016,018 and 5,223,666 shares of Class 1 and Class 2 common stock outstanding, respectively.

BTRS HOLDINGS INC.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “the Company”, “we”, “us”, "our”, "it", and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q also contains registered marks, trademarks, and trade names of other companies, all of which are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, endorsement, or sponsorship of us by these other companies.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe”, “may”, “could”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “seek”, “plan”, “expect”, “should”, “would”, “potentially”, or the negative of these terms or similar expressions.
The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends it believes may affect its financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled "Part I, Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K"), as filed with the US Securities and Exchange Commission (the "SEC") on March 24, 2021, and the section titled "Risk Factors" contained in both the Company's Amendment No. 1 to the Current Report on Form 8-K (the "Amendment on Form 8-K"), as filed with the SEC on March 24, 2021, and the Company's Registration Statement on Form S-1, as amended (File No. 333-257488), originally filed with the SEC on June 28, 2021 (the "Registration Statement on Form S-1"), including, among other things, risks associated with:
•our financial and business performance, including the financial projections, forecasts and business metrics, and any underlying assumptions thereunder;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans;
•the capabilities and benefits to our customers of our technology platforms;
•the advantages and expected growth of our Business Payments Network;
•our ability to digitally transform the accounts receivable industry;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•creating additional infrastructure to support our operations as a public company, losing emerging growth company status, and becoming a large accelerated filer effective as of December 31, 2021;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans, and opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
These risks are not exhaustive. Additional factors could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

PART 1.
Item 1. Financial Statements
BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share and share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$241,607	$14,642
Short-term investments	45,037	—
Customer funds	24,618	20,924
Accounts receivable, net	29,009	23,009
Prepaid expenses	5,072	2,961
Deferred implementation, commission, and other costs, current	4,706	4,718
Other current assets	1,032	4,108
Total current assets	351,081	70,362
Property and equipment, net	16,194	16,650
Goodwill	36,956	36,956
Intangible assets, net	8,423	9,534
Deferred implementation and commission costs, non-current	8,453	8,677
Other assets	5,068	5,361
Total assets	$426,175	$147,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Customer funds payable	$24,618	$20,924
Current portion of debt and capital lease obligations, net of deferred financing costs	124	380
Accounts payable	1,841	1,646
Accrued expenses and other	31,055	26,341
Deferred revenue	8,012	14,895
Other current liabilities	462	906
Total current liabilities	66,112	65,092
Long-term debt and capital lease obligations, net of deferred financing costs	28	43,295
Customer postage deposits	10,227	10,418
Deferred revenue, net of current portion	17,214	14,861
Deferred taxes	859	768
Other long-term liabilities	7,361	9,296
Total liabilities	101,801	143,730
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value,10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Class 1 common stock, $0.0001 par value, 538,000,000 shares authorized; 150,648,937 and 92,760,478 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	15	9
Class 2 common stock, $0.0001 par value, 27,000,000 shares authorized; 7,251,307 and 8,196,622 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	502,765	148,677
Accumulated deficit	(178,407)	(144,877)
Total stockholders’ equity	324,374	3,810
Total liabilities and stockholders’ equity	$426,175	$147,540
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription, transaction, and services	$31,589	$25,646	$64,708	$50,170
Reimbursable costs	8,643	8,945	17,460	18,566
Total revenues	40,232	34,591	82,168	68,736
Cost of revenues:
Cost of subscription, transaction, and services	9,360	7,633	18,613	15,523
Cost of reimbursable costs	8,643	8,945	17,460	18,566
Total cost of revenues, excluding depreciation and amortization	18,003	16,578	36,073	34,089
Operating expenses:
Research and development	11,270	8,778	22,263	18,162
Sales and marketing	9,980	5,129	18,916	11,551
General and administrative	10,478	4,871	22,928	10,119
Depreciation and amortization	1,359	1,410	2,719	2,821
Total operating expenses	33,087	20,188	66,826	42,653
Loss from operations	(10,858)	(2,175)	(20,731)	(8,006)
Other income (expense):
Interest income	131	1	234	17
Interest expense and loss on extinguishment of debt	(3)	(1,102)	(2,945)	(2,285)
Change in fair value of financial instruments and other income	5	411	(9,985)	392
Total other income (expense)	133	(690)	(12,696)	(1,876)
Loss before income taxes	(10,725)	(2,865)	(33,427)	(9,882)
Provision for income taxes	(11)	(37)	(103)	(117)
Net loss and comprehensive loss	$(10,736)	$(2,902)	$(33,530)	$(9,999)

Net loss per common share, basic and diluted	$(0.07)	$(0.03)	$(0.22)	$(0.10)
Weighted average common shares outstanding, basic and diluted	157,197	99,854	151,289	99,829
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	149,315,319	$15	7,251,307	$1	$495,165	$(167,671)	$327,510
Issuance of common stock under stock plans	1,331,318	—	—	—	1,868	—	1,868
Shares issued for exercise of warrants	2,300	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	5,706	—	5,706
Net loss	—	—	—	—	—	(10,736)	(10,736)
Balance, June 30, 2021	150,648,937	$15	7,251,307	$1	$502,765	$(178,407)	$324,374

	Three Months Ended June 30, 2020
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	91,653,631	$9	8,196,622	$1	$144,910	$(134,947)	$9,973
Issuance of common stock under stock plans	79,511	—	—	—	129	—	129
Stock-based compensation expense	—	—	—	—	680	—	680
Net loss	—	—	—	—	—	(2,902)	(2,902)
Balance, June 30, 2020	91,733,142	$9	8,196,622	$1	$145,719	$(137,849)	$7,880
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands, except share amounts)

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	68,382,882	$159,028	32,574,218	$3	—	$—	$16,301	$(171,527)	$(155,223)
Retroactive application of reverse recapitalization (Note 3)	(68,382,882)	(159,028)	60,186,260	6	8,196,622	1	132,376	26,650	159,033
Adjusted balance, December 31, 2020	—	—	92,760,478	9	8,196,622	1	148,677	(144,877)	3,810
Reverse recapitalization and PIPE Financing (Note 3)	—	—	44,522,375	5	(1,658,887)	—	329,617	—	329,622
Fair value of Earnout Share liabilities (Note 13)	—	—	—	—	—	—	(230,995)	—	(230,995)
Issuance and vesting of Earnout Shares at fair value (Note 3)	—	—	10,204,164	1	713,572	—	237,008	—	237,009
Issuance of common stock under stock plans	—	—	3,159,620	—	—	—	3,900	—	3,900
Shares issued for exercise of warrants	—	—	2,300	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	14,532	—	14,532
Net loss	—	—	—	—	—	—	—	(33,530)	(33,530)
Balance, June 30, 2021	—	$—	150,648,937	$15	7,251,307	$1	$502,765	$(178,407)	$324,374

	Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	68,382,882	$150,356	31,234,610	$3	—	$—	$11,933	$(145,830)	$(133,894)
Retroactive application of reverse recapitalization (Note 3)	(68,382,882)	(150,356)	60,186,260	6	8,196,622	1	132,373	17,980	150,360
Adjusted balance, December 31, 2019	—	—	91,420,870	9	8,196,622	1	144,306	(127,850)	16,466
Issuance of common stock under stock plans	—	—	312,272	—	—	—	252	—	252
Stock-based compensation expense	—	—	—	—	—	—	1,161	—	1,161
Net loss	—	—	—	—	—	—	—	(9,999)	(9,999)
Balance, June 30, 2020	—	$—	91,733,142	$9	8,196,622	$1	$145,719	$(137,849)	$7,880
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(33,530)	$(9,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,719	2,821
Provision for bad debts	65	20
Loss on extinguishment of debt and amortization of debt discount	2,799	161
Stock-based compensation expense	14,532	1,161
Change in fair value of financial instruments and other income	9,985	(406)
Deferred income taxes	92	109
Changes in assets and liabilities:
Accounts receivable	(6,064)	(53)
Prepaid expenses	(2,112)	(1,196)
Deferred implementation, commissions, and other costs	236	(380)
Other assets (current and non-current)	1,475	184
Accounts payable	195	(1,160)
Accrued expenses and other	4,165	(127)
Deferred revenue	(4,530)	1,305
Other liabilities (current and non-current)	(848)	122
Net cash used in operating activities	(10,821)	(7,438)
Investing activities:
Purchases of short-term investments	(45,037)	—
Purchases of property and equipment	(1,120)	(1,310)
Net cash used in investing activities	(46,157)	(1,310)
Financing activities:
Proceeds from borrowings, net of costs	—	46,554
Payments on borrowings	(44,663)	(31,696)
Business Combination and PIPE financing	349,902	—
Payments of equity issuance costs	(20,200)	—
Debt extinguishment costs	(1,565)	—
Payments of deferred purchase consideration	—	(524)
Payments on capital lease obligations	(125)	(134)
Proceeds from common stock issued	4,184	252
Taxes paid on net share issuance of stock-based compensation	(4,271)	—
Net cash provided by financing activities	283,262	14,452
Net increase in cash, cash equivalents, and restricted cash	226,284	5,704
Cash, cash equivalents, and restricted cash, beginning of period	17,919	4,736
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$244,203	$10,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$135	$2,078
Cash paid for income taxes	$—	$8
Non-cash investing & financing activities:
Reclassification of Series C preferred stock warrant liability to equity (Note 3)	$1,433	$—
Net assets acquired in Business Combination and other	$255	$—
Equity issuance costs in other assets and accrued expenses charged to additional paid-in-capital	$1,888	$—
Issuance and vesting of Earnout Shares at fair value (Note 3)	$237,008	$—
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Nature of Business
BTRS Holdings Inc., formerly known as Factor Systems, Inc. ("Legacy Billtrust"), utilizing the trade name Billtrust (the "Company” or “Billtrust”), was incorporated on September 4, 2001 in the State of Delaware and maintains its headquarters in Lawrenceville, New Jersey, with additional offices or print facilities in Colorado, Illinois, and California.
The Company provides a comprehensive suite of order-to-cash software as a service ("SaaS") solutions with integrated payments, including credit and collections, invoice presentment, and cash application services to its customers, primarily based in North America, but with global operations. In addition, Billtrust founded the business payments network ("BPN") in its strategic relationship with VISA, which combines remittance data with business-to-business ("B2B") payments and facilitates straight-through payment processing. Billtrust serves businesses across both business-to-business and business-to-consumer segments. Billtrust integrates the key areas of the order-to-cash process: credit decisioning, e-commerce solutions, bill presentment, bill payment, cash application, and collections workflow management, helping its clients connect with their customers and cash.
Business Combination Agreement
On October 18, 2020, as amended on December 13, 2020, South Mountain Merger Corp., a Delaware corporation (“South Mountain”), BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”), and the Company ("Billtrust"), entered into a Business Combination Agreement (“BCA”), pursuant to which (i) First Merger Sub was merged with and into Billtrust (the “First Merger”), with Billtrust surviving the First Merger as a wholly owned subsidiary of South Mountain (“Surviving Corporation”), and (ii) the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger”, and together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of South Mountain (such Mergers, collectively with the other transactions described in the BCA, the “Business Combination”).
In connection with the execution of the Business Combination, on October 18, 2020, South Mountain entered into separate subscription agreements (“Subscription Agreements”) with a number of investors (“PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and South Mountain sold to the PIPE Investors, an aggregate of 20,000,000 shares of South Mountain Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $200.0 million, in a private placement (“PIPE Financing”).
As described in Note 3 - Business Combination, the Business Combination and PIPE Financing closed on January 12, 2021 (the "Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Billtrust was the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Billtrust). Accordingly, the assets, liabilities, and results of operations of Billtrust became the historical financial statements of "New Billtrust", which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Billtrust beginning on the Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, the Company’s common stock began trading on the Nasdaq stock exchange under the ticker symbol BTRS.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the US Securities and Exchange Commission ("SEC") regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (as filed with the SEC on March 24, 2021), the audited financial statements included in the Company's Amendment No. 1 to the Current Report on Form 8-K (as filed with the SEC on March 24, 2021), and the Company's Registration Statement on Form S-1 (as filed with the SEC on June 28, 2021). Since the date of these filings, there have been no changes or updates to the Company's significant accounting policies, other than those described below.
The accompanying Condensed Consolidated Financial Statements for periods ended prior to January 12, 2021 reflect Legacy Billtrust, which was a single entity, and its capital structure prior to the Business Combination, and do not reflect New Billtrust or South Mountain.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results for the full fiscal year ended December 31, 2021 or any other period. The Condensed Consolidated Balance Sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
The Company's fiscal year is the twelve-month period from January 1 through December 31. Unless otherwise indicated, all references to a "year" mean the Company's fiscal year.
Reclassification
During the second quarter of 2021, the Condensed Consolidated Balance Sheets were updated to remove restricted cash as a standalone line item and combine it with other current assets or other assets. Prior periods have been reclassified to conform to the current period presentation, which resulted in approximately $3.3 million of restricted cash being reclassified into other current assets for the year ended December 31, 2020. The reclassification had no impact on the amount of total current assets or total assets previously reported.
Impact of COVID-19
In March 2020, the United States declared a State of National Emergency due to the COVID-19 pandemic. Since then, the Company has continued to operate despite the disruption to many of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through the Company's products and platforms. While this helped avoid significant business, bookings, or revenue disruptions thus far, during the three months ended June 30, 2020, the pandemic did cause a decrease in the Company's transaction fee revenues for certain customers. This was a result of the pandemic's broader economic impact on some companies in heavily transaction based industries and the related slowing of their business activity. These revenues started rebounding in the second half of 2020 and into 2021, which the Company expects to continue.
We are unable to predict the full impact the COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration, severity, and spread of the virus, actions that may be taken by government authorities, the impact to our customers, employees, and suppliers, and various other factors beyond our knowledge and control. The pandemic has caused us to modify our business practices, such as employee travel restrictions, cancellation of physical participation in meetings, events and conferences, and requiring employees to work remotely. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. The Company has previously implemented certain cost savings measures, some of which have ended, such as reducing employee incentive compensation programs, and others which are continuing, such as restricted travel and reduced discretionary spend in certain areas. The Company will continue to monitor the situation and adjust its response accordingly.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, technical corrections to tax depreciation methods for qualified improvement property, and appropriation of funds for the SBA Paycheck Protection Program. The Company, through its payroll provider, elected to defer employer side social security payments effective as of April 2020. During 2021, the Company expects to pay the entire amount due for 2020 of approximately $2.3 million, which is included in accrued expenses and other in the Condensed Consolidated Balance Sheets as of both June 30, 2021 and December 31, 2020.

Change in Filing Status from Emerging Growth Company
Billtrust currently qualifies as an emerging growth company (“EGC”), under the Jumpstart Our Business Startups Act (“JOBS Act”), which allows the Company to delay adoption of new or revised accounting pronouncements until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until such time that the Company is not considered to be an EGC. Based on the closing share price and the market value of the Company's common stock held by non-affiliates as of June 30, 2021, the Company will be deemed a large accelerated filer as of December 31, 2021. As a result, beginning with the Annual Report on Form 10-K for the year ending December 31, 2021, the Company will not be able to rely on the extended transition period noted above and will be required to adopt all new accounting pronouncements within the same time periods as public companies. The effect of the loss of ECG status and impact on the adoption of new accounting pronouncements is discussed further below.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosure about contingent liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, recoverability of deferred tax assets, valuation of acquired assets and liabilities, ongoing impairment reviews of goodwill, intangible assets, and other long-lived assets, contingent consideration, and stock based compensation. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.
Retroactive Adjustments Related to Reverse Recapitalization
On May 14, 2021, the Company filed its Quarterly Report on Form 10-Q with the SEC for the three months ended March 31, 2021 and 2020, with such interim financial statements reflecting the reverse recapitalization of Billtrust (as described in Note 1 - Organization and Nature of Business and Note 3 - Business Combination) as if it had occurred as of the beginning of each period presented. As a result, in conformity with U.S. GAAP, the Company has retroactively adjusted its financial statements and related notes herein, as of the year ended December 31, 2020, and as of and for the three and six months ended June 30, 2020 to reflect the aforementioned reverse recapitalization as follows:
•Within the Condensed Consolidated Balance Sheets, redeemable convertible preferred stock in mezzanine equity was converted into Class 1 and 2 common stock and classified in permanent equity.
•The Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit were renamed the Condensed Consolidated Statements of Stockholders’ Equity.
•Within the Condensed Consolidated Statements of Stockholders’ Equity:
◦Redeemable convertible preferred stock, common stock, share activity, and per share amounts were converted to Class 1 and 2 common stock at an exchange ratio of 7.2282662 shares per share of Legacy Billtrust common stock (the "Conversion Rate").
◦Preferred stock dividends and accretion of preferred stock to redemption value for the six months ended June 30, 2020 in the amount $4.3 million has been reclassified from redeemable convertible preferred stock to accumulated deficit.
•Within the Condensed Consolidated Statements of Operations and Comprehensive Loss, net loss per share and the weighted average number of shares used to compute net loss per share were adjusted based on the converted number of Class 1 and 2 common shares.
•Within the Notes to Financial Statements:
◦In Note 6 - Loss Per Share, all per share and share amounts for the 2020 periods presented were adjusted based on (1) the converted number of Class 1 and 2 common shares, and (2) the removal of the preferred stock dividends and accretion to redemption value.
◦In Note 7 - Stockholders' Equity and Stock-Based Compensation, stock options outstanding at December 31, 2020 and the weighted average fair value of stock options granted during the six months ended June 30, 2020 before the Business Combination have been adjusted using the Conversion Rate.
Except as otherwise noted, the financial statements and related notes included herein have not been adjusted.
Concentrations of Credit Risk
The Company maintains its deposits of cash, cash equivalents, restricted cash, and customer funds with high-credit quality financial institutions and the amounts of these balances may exceed federally insured limits. The Company’s accounts receivable are reported in the Condensed Consolidated Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. On-going credit evaluations are performed, generally with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations as well as on historic experience and such losses, in the aggregate, have not exceeded management’s expectations. As of June 30, 2021 and December 31, 2020 the allowances for uncollectible accounts were $0.3 million and $0.4 million, respectively.
For the six months ended June 30, 2021 and 2020, no individual customer accounted for 10% or greater of total revenues. As of June 30, 2021 and December 31, 2020, no individual customer had a balance of 10% or greater of accounts receivable.
Presentation of Restricted Cash
The following table summarizes the period ending cash and cash equivalents from the Company's Condensed Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$241,607	$7,164
Restricted cash (1)	2,596	3,276
Total cash, cash equivalents, and restricted cash	$244,203	$10,440
(1) Restricted cash consists of collateral for letters of credit required for leased office space. At June 30, 2021 restricted cash is included in other assets in the Condensed Consolidated Balance Sheets. At December 31, 2020 restricted cash is included in other current assets in the Condensed Consolidated Balance Sheets. The short-term or long-term classification is determined in accordance with the expiration of the underlying letters of credit.
Recent Accounting Pronouncements
Accounting Pronouncements Issued and Adopted
In November 2019, the Financial Accounting Standards Board ("FASB") Issued Accounting Standards Update ("ASU") 2019-08, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, the amount that will be recorded as a reduction in the transaction price should be based on the grant-date fair value of the share-based payment award. The new guidance was adopted by the Company on January 1, 2021 and the adoption did not have a material impact on its Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance and eliminating several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. The new guidance was adopted by the Company on January 1, 2021 and the adoption did not impact its Consolidated Financial Statements.
Accounting Pronouncements Issued but not yet Adopted
As an EGC, the JOBS Act permits the Company an extended transition period for complying with new or revised accounting pronouncements affecting public companies. The Company has elected to use this extended transition period and adopts certain new accounting pronouncements on the private company timeline, which means that its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting pronouncements on a non-delayed basis. The Company will cease to qualify as an EGC effective December 31, 2021 unless the eligibility standards are modified. Loss of EGC status will result in the Company losing the extended transition period noted above and will require it to adopt new accounting pronouncements within the same time periods as public companies.
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which outlines a comprehensive lease accounting model and supersedes the current lease guidance. Topic 842 requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and a corresponding right-of-use ("ROU") asset for all leases longer than 12 months. It also changes the definition and classification of a lease, with the classification affecting the pattern of expense recognition, and expands the qualitative and quantitative disclosure requirements of lease arrangements.
The two permitted transition methods under the new standard are both modified retrospective methods. Under the first method, the standard is applied to all leases that existed at, or subsequently commenced after, the beginning of the earliest comparative period presented in the financial statements, with a cumulative effect adjustment recorded at the beginning of the earliest comparative period for all leases that commenced prior to such date. Under the second method, comparative periods are not adjusted and the cumulative effect of applying the standard is recorded at the date of initial application.
As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. While the Company is currently in the process of quantifying the full impact of the new guidance, the adoption of this standard is expected to have a material impact on the Company's financial position as most operating leases longer than 12 months will be recorded on the balance sheets as a ROU asset and a lease liability. The standard is not expected to have a material impact on the Company's results of operations or liquidity. The Company is currently evaluating the changes related to this standard on its future financial reporting and disclosures, as well as designing and implementing related processes and controls related to Topic 842.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. Topic 326 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" using a forward-looking approach and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Topic 326 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The standard requires an entity to record a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The Company is currently evaluating the impact that the pronouncement will have on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to accounting for income taxes. As a result losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
Note 3 - Business Combination
Closing of Business Combination, Accounted for as a Reverse Recapitalization
On January 12, 2021, Billtrust consummated the previously announced Business Combination pursuant to the Agreement dated October 18, 2020 and amended as of December 13, 2020. As a result of the Agreement, Billtrust stockholders received aggregate consideration with a value equal to approximately $1,190.0 million, which consists of:
i.Approximately $90.1 million in cash to certain Billtrust shareholders who elected to receive cash for shares of Billtrust common stock at closing of the Business Combination, accounted for as a reverse recapitalization; and
ii.Approximately $1,099.0 million in South Mountain Class A and Class C common stock at closing of the Business Combination, accounted for as a reverse recapitalization, or 109,944,090 shares (including 15,175,967 shares issuable pursuant to outstanding vested and unvested options from the 2003 and 2014 Plans), converted at an exchange ratio of 7.2282662 shares per share of Legacy Billtrust common stock based on an assumed share price of $10.00 per share.
As of the completion of the Business Combination, accounted for as a reverse recapitalization, on January 12, 2021, the merged companies, BTRS Holdings Inc. and subsidiaries, had the following outstanding securities:
i.138,728,373 shares of Class 1 common stock, including 2,375,000 shares to prior South Mountain shareholders that are subject to the vesting and forfeiture provisions based upon the same share price targets described below in the First Earnout and Second Earnout. During the first quarter of 2021, all of these shares vested;
ii.6,537,735 shares of Class 2 common stock; and
iii.12,500,000 warrants, each exercisable for one share of Class 1 common stock at a price of $11.50 per share (the "Public Warrants", refer to Note 7 - Stockholders' Equity and Stock-Based Compensation).
In connection with the Merger:
i.Each issued and outstanding South Mountain Class A and Class B share was converted into 1.0 share of Class 1 common stock of the Company; and
ii.All 6,954,500 private placement warrants of South Mountain were cancelled and are no longer outstanding.
Immediately prior to the Closing, each issued and outstanding share of Legacy Billtrust preferred stock converted into equal shares of Legacy Billtrust common stock. At the closing of the Business Combination, each stockholder of Legacy Billtrust received 7.2282662 shares of the Company’s Class 1 common stock, par value $0.0001 per share (“Common Stock”), for each share of Legacy Billtrust common stock, par value $0.001 per share, that such stockholder owned, except for one investor who requested to receive shares of Class 2 common stock, which is the same in all respects as Class 1 common stock except it does not have voting rights.
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 575,000,000 shares, of which 538,000,000 shares were designated Class 1 common stock, $0.0001 par value per share; 27,000,000 shares were designated Class 2 common stock, $0.0001 par value per share; and 10,000,000 shares were designated preferred stock, $0.0001 par value per share.
Concurrently with the completion of the Business Combination, on the Closing Date 20,000,000 new shares of Common Stock were issued (such purchases, the “PIPE”) for an aggregate purchase price of $200.0 million.
In connection with the Business Combination, 9,005,863 shares of Common Stock were repurchased for cash from Legacy Billtrust shareholders (after conversion) at a price of $10.00 per share. Additionally, in connection with a previous loan agreement in July 2014, the Company issued a lender a warrant to purchase shares of the Company’s Series C preferred stock. In connection with Business Combination, the warrant was exercised and converted into 85,004 shares of Common Stock.
The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2021 (in thousands):

Reverse Recapitalization
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
The number of shares of Class 1 and Class 2 common stock of BTRS Holdings Inc. issued immediately following the consummation of the Business Combination, accounted for as a reverse recapitalization, is summarized as follows:

Number of Shares
Common Stock outstanding prior to Business Combination	25,000,000
South Mountain founder shares	5,500,000
Redemption of South Mountain shares	(2,015)
Common stock of South Mountain	30,497,985
Shares issued from PIPE	20,000,000
Legacy Billtrust shareholders' shares purchased for cash	(9,005,863)
Recapitalization shares	41,492,122
Legacy Billtrust stockholders' shares	103,773,986
Total Shares	145,266,108
Earnout Consideration
Following the closing of the Merger, holders of Billtrust common stock (including all redeemable preferred shareholders whose shares were converted into common stock at the closing of the Merger) and holders of stock options and restricted stock pursuant to the 2003 Plan and the 2014 Plan (as defined in the Business Combination Agreement) had the contingent right to receive, in the aggregate, up to 12,000,000 shares of Class 1 common stock if, from the closing of the Merger until the fifth anniversary thereof, the average closing price of BTRS Holdings Inc. Common Stock exceeds certain thresholds. The first issuance of 6,000,000 earnout shares is based on the volume-weighted average price of Common Stock exceeding $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 6,000,000 earnout shares is based on the volume weighted average price of Common Stock exceeding $15.00 for any 20 trading days within any 30 trading day period (the “Second Earnout” and together with the First Earnout, the "Earnout Shares").
Subsequent to the closing of the Merger and in the first quarter of 2021, 10,917,736 shares of Class 1 and Class 2 common stock were issued associated with attainment of the First Earnout and the Second Earnout thresholds.
The difference in the Earnout Shares issued and the aggregate amounts defined in the Merger Agreement is primarily attributable to 836,208 unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units (the "Earnout RSU's"), which are subject to the same vesting terms and conditions as the underlying unvested stock options, and are not replacement awards. Additionally, 246,056 shares of common stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4.0 million to the appropriate tax authorities.

As of the Closing date, the prior holders of South Mountain stock agreed that of their existing issued and outstanding shares of Class 1 common stock, 2,375,000 shares would be subject to vesting conditions based upon the same price milestones in the First Earnout (1,187,500 shares) and Second Earnout (1,187,500 shares) as discussed above ("Sponsor Vesting Shares").
The Company determined that the Earnout Shares issued to non-employee shareholders and to holders of BTRS Holdings Inc. common stock, vested options from the 2003 Plan and 2014 Plan, and the Sponsor Vesting Shares do not meet the criteria for equity classification under Accounting Standards Codification ("ASC") 815-40. Accordingly, these shares are required to be classified as a liability and recorded at their fair values, with the remeasurement of their fair values at each reporting period recorded in earnings. Upon closing of the Business Combination, the fair value of the shares was determined using a Monte Carlo simulation (using the same assumptions as Earnout RSUs discussed below), resulting in a fair value of $16.80 per share. The shares were remeasured at their fair values through the dates the First Earnout and Second Earnout were achieved in the first quarter of 2021. The liability associated with the Earnout Shares delivered to the equity holders and the Vesting Shares that vested upon achievement of the First Earnout and Second Earnout during the first quarter of 2021 were then reclassified to equity as shares issued, with the appropriate allocation to common stock at par value and additional paid-in capital.
The following table is a reconciliation of the liability balance at the Closing Date and the changes therein for the six months ended June 30, 2021 (in thousands):

	Earnout Shares	Sponsor Vesting Shares	Total
Fair value on Closing Date	$191,095	$39,900	$230,995
Fair value adjustment (1)	8,246	1,780	10,026
Amount paid for tax withholding	(4,013)	—	(4,013)
Amount reclassified to equity	(195,328)	(41,680)	(237,008)
Ending balance, June 30, 2021	$—	$—	$—
(1) Included in change in fair value of financial instruments and other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Earnout RSU's issued based on the amount of the unvested options are recognized in earnings as stock-based compensation expense under ASC 718. The fair value of the Earnout RSU's was determined using a Monte Carlo simulation, including the stock price on the Closing Date of $16.80, a risk free rate of 0.5%, and a volatility rate of 42%. Stock-based compensation expense is recorded over the vesting period of the Earnout RSU's.
For the three and six months ended June 30, 2021, $2.0 million and $4.1 million of expense, respectively, was recognized for the Earnout RSU's and is included in operating expenses and cost of subscription, transaction and services in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Offering Costs
In accordance with ASC 340-10-S99-1, offering costs, consisting principally of underwriters fees and professional, printing, filing, regulatory, and other costs, were charged to additional paid-in capital upon completion of the Business Combination. As of December 31, 2020, of $2.8 million of these costs were accrued and deferred in other assets on the Condensed Consolidated Balance Sheets.
Note 4 - Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred.

The Company performed its annual impairment testing as of October 1, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairment existed. Subsequent to completing the annual test and through June 30, 2021, there were no events or circumstances that required an interim impairment test. Additionally, as of June 30, 2021, the Company had no accumulated goodwill impairment losses.
All of the Company's goodwill is attributable to its Software and Payments segment. There were no changes to the carrying amount of goodwill during the six months ended June 30, 2021.
Finite-Lived Intangible Assets
The gross carrying values, accumulated amortization, and net carrying values of finite-lived intangible assets as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,350	$(9,524)	$6,826
Non-compete agreements	1,430	(773)	657
Trademarks and trade names	160	(60)	100
Technology	1,540	(700)	840
Total	$19,480	$(11,057)	$8,423

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,350	$(8,698)	$7,652
Non-compete agreements	1,460	(660)	800
Trademarks and trade names	160	(47)	113
Technology	1,540	(571)	969
Total	$19,510	$(9,976)	$9,534
Amortization expense for finite-lived intangible assets was $0.6 million for both the three months ended June 30, 2021 and 2020, and $1.1 million for both the six months ended June 30, 2021 and 2020.
Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2021 (remainder)	$714
2022	1,269
2023	1,174
2024	930
2025	737
Thereafter	3,599
Total	$8,423

Note 5 - Revenue and Related Matters
Disaggregated Revenue
The Company disaggregates revenue as set forth in the following table (in thousands):
Revenue by Type

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2021	2020	2021	2020
Subscription and transaction fees	$29,072	$23,809	$59,255	$46,935
Services and other	2,517	1,837	5,453	3,235
Subscription, transaction, and services	$31,589	$25,646	$64,708	$50,170
Contract Assets and Liabilities
Accounts Receivable
Accounts receivable includes amounts billed and currently due from customers. The Company’s payment terms and conditions vary by contract type and generally require payment of 25% to 100% of total contract consideration upon signing. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2021 or 2020.
In addition, since payment is generally expected within one year from the transfer of products and services, the Company does not adjust its receivables or transaction prices for the effects of a significant financing component.
Deferred Revenue
Amounts billed to clients in excess of revenue recognized are contract liabilities (referred to as deferred revenue in the Condensed Consolidated Balance Sheets). Deferred revenue primarily relates to implementation fees for new customers or for new services. These fees are recognized ratably over the estimated term of the customer relationship, which is five years for the Company's SaaS products, and two to four years for services sold from acquired companies, billing data storage fees, and annual maintenance services agreements.
During the three months ended June 30, 2021 and 2020, the Company recognized $4.9 million and $4.1 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. During the six months ended June 30, 2021 and 2020, the Company recognized $11.5 million and $5.4 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each period, the Company first allocates revenue to the deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.
The amount of revenue recognized in the six months ended June 30, 2021 included $2.5 million in the first quarter of 2021 related to the acceleration of previously paid and deferred revenue from a customer that terminated its contract in the first quarter of 2021.
Remaining Performance Obligations
As of June 30, 2021, the Company had approximately $33.3 million of remaining performance obligations, primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue for approximately 95% of this amount during the next 36 months, and the remainder thereafter.
To determine the amount of remaining performance obligations, the Company applies the practical expedient which allows for the exclusion of (1) amounts from contracts with an original expected duration of one year or less, and (2) variable consideration allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation, or to a wholly unsatisfied promise to transfer a distinct good or service, that forms part of a single performance obligation.

Deferred Commissions
The Company capitalizes commissions paid to sales personnel that are incremental and recoverable costs of obtaining customer contracts. These costs are included in deferred implementation, commissions, and other costs, current in the Condensed Consolidated Balance Sheets. Commission costs are amortized to earnings ratably over four to five years based on the Company's experience with its customers (including initial contract term and renewal periods), the average customer life of acquired customers, future cash flows expected from customers, industry peers, and other available information.
Commissions are earned by sales personnel upon the execution of a sales contract by the customer. Commissions associated with subscription-based arrangements are typically earned when a customer order is received and when the customer is billed for the underlying contractual period. Commissions associated with professional services are typically earned in the month that services are rendered. Substantially all sales commissions are generally paid at one of three points: (1) upon execution of a customer contract, (2) when a customer completes implementation and training processes or commences usage based volume, or (3) after a period of time from three to twelve months thereafter.
During the six months ended June 30, 2021, the Company capitalized commission costs of $1.7 million and amortized $1.5 million to sales and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss, in addition to commissions which were expensed as incurred related to the achievement of quotas or other sales performance targets. As of June 30, 2021 and December 31, 2020 the Company had approximately $2.6 million and $2.4 million, respectively, of current deferred commissions for amounts expected to be recognized in the next 12 months, and $5.3 million and $5.2 million, respectively, of non-current deferred commissions for amounts expected to be recognized thereafter.
The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2021 or 2020.
Note 6 - Loss Per Share
The Company's basic and diluted earnings per share are computed using the two-class method in accordance with ASC 260. The two-class method is an earnings allocation that determines net income (loss) per share for each class of common stock. Per share amounts are calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the effects of potentially dilutive securities are antidilutive given the net loss of the Company.
The following table sets forth the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders, which have the same rights and privileges, except for voting rights, for the periods presented (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(10,736)	$(2,902)	$(33,530)	$(9,999)
Denominator:
Weighted-average common shares outstanding	157,196,511	99,853,968	151,289,243	99,828,779
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.03)	$(0.22)	$(0.10)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive, were as follows as of the dates presented, based on the underlying shares and not considering all factors that would be involved in determining the common stock equivalents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	21,082,614	16,913,426	21,082,614	16,913,426
Restricted stock units	706,471	—	706,471	—
Warrants	12,497,700	12,500,000	12,497,700	12,500,000
	34,286,785	29,413,426	34,286,785	29,413,426
Note 7 - Stockholders' Equity and Stock-Based Compensation
Public Warrants
In connection with the Business Combination (refer to Note 3 - Business Combination), Billtrust assumed the Public Warrants that had previously been issued by South Mountain. The Public Warrants may only be exercised for a whole number of shares of Class 1 common stock at a price of $11.50 per share. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Following the closing of the Business Combination, the Company filed a registration statement with the SEC that was declared effective in February 2021 covering the issuance of the shares of Class 1 common stock issuable upon exercise of the Public Warrants and to maintain a current prospectus until the Public Warrants expire or are redeemed. Notwithstanding the above, if the Company's Class 1 common stock is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act at the time of any exercise of a Public Warrant, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act. In the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants expire five years after the completion of a business combination or earlier upon redemption or liquidation.
Once the Public Warrants become exercisable, the Company may redeem them as follows:
i.In whole and not in part;
ii.At a price of $0.01 per warrant;
iii.Upon a minimum of 30 days’ prior written notice of redemption; and
iv.If, and only if, the reported last sale price of the Company’s Class 1 common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Company determined (1) the Public Warrants meet the definition of a derivative pursuant to ASC 815, (2) the Public Warrants are indexed to the Company’s common stock pursuant to ASC 815-40-15-7, and (3) the Public Warrants meet all other criteria for equity classification pursuant to ASC 815-40. Therefore as of the Closing Date, the Public Warrants were accounted for within stockholders' equity as a component of additional paid-in capital in the Condensed Consolidated Balance Sheets. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the warrants for cash.
Common Stock
Each share of Class 1 common stock has the right to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and if/when declared by the Board of Directors. No dividends have been declared or paid since inception. Each share of Class 2 common stock is the same in all respects as Class 1 common stock, except it does not have voting rights.

Preferred Stock
As of June 30, 2021, the Board of Directors had authorized 10,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
Equity Incentive Plans
As part of the Business Combination (refer to Note 3 - Business Combination), the Company adopted the 2020 Equity Incentive Plan (the "2020 Plan") and 2020 Employee Stock Purchase Plan (the "2020 ESPP"). These plans are administered by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Awards eligible to be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The Board of Directors authorized up to 14,526,237 shares of common stock to be granted pursuant to the 2020 Plan and 1,452,623 shares of common stock to be issued pursuant to the 2020 ESPP. Such aggregate number of shares automatically increase on January 1 of each year, for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to four percent (for the 2020 Plan) and one percent (for the 2020 ESPP) of the total number of shares of the Company’s Class 1 and Class 2 common stock outstanding on December 31 of the preceding year. The Board of Directors may act prior to January 1st of a given year to restrict the increase for such year to a lesser number of shares.
In connection with adopting the 2020 Plan and 2020 ESPP, the 2003 Stock Incentive Plan and the 2014 Incentive Compensation Plan (together, the "Prior Plans") were frozen and no further grants can be made pursuant to the Prior Plans. All outstanding options under the Prior Plans were converted to options of the Company using the Conversion Rate applied to the number of options and original exercise price. The converted options continue to vest based upon their original terms.
Stock Options
Stock option activity for the six months ended June 30, 2021 is presented below (in thousands, except share, per share, and contractual life amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,170,738	$2.69
Granted	8,251,638	16.70
Exercised	(3,046,982)	1.39
Forfeited	(292,780)	10.24
Outstanding at June 30, 2021	21,082,614	$8.26	8.2	$125,232
Vested and expected to vest at June 30, 2021	18,285,991	$7.36	8.0	$120,570
Exercisable at June 30, 2021	7,122,553	$2.97	6.4	$70,029
Restricted Stock Units
Restricted stock units ("RSU's") represent the right to receive one share of Billtrust common stock upon meeting the vesting conditions. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. The fair value of RSU's is determined based on the closing price of the common stock on the grant date.

Restricted stock unit activity for the six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted (1)	847,888	16.77
Vested	(134,823)	16.58
Forfeited	(27,492)	16.80
Unvested at June 30, 2021	685,573	$16.80
(1) No RSU's were granted prior to the Business Combination. 836,208 of the granted shares represent the Earnout RSU's issued as part of the Business Combination (refer to Note 3 - Business Combination for further discussion).
Additionally, 21,898 shares of common stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the Company remitted cash of $0.3 million to the appropriate tax authorities.
Employee Stock Purchase Plan ("ESPP")
Under the terms of the 2020 ESPP, on May 26, 2021, the Board of Directors approved the Company's ESPP offering program. With certain limitations, all Billtrust employees whose customary employment is more than 20 hours per week are eligible to participate in the ESPP.
The initial offering period, which consists of one purchase period, will commence on July 1, 2021 and run through November 30, 2021. Thereafter, each offering period will run for approximately six months, consisting of a single six month purchase period commencing on each successive June 1 and December 1. At the end of each purchase period, employee payroll contributions are used to purchase shares of the Company's common stock. Employees can elect to have up to 15% of their eligible compensation withheld for the purpose of purchasing shares under the ESPP. During an offering period, employees may decrease their contributions to, or withdraw from, the ESPP by the 20th day of the month in which the purchase period ends, and receive a refund of their accumulated payroll contributions.
During each purchase period, the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the common stock closing price on the first day of a purchase period. The number of shares purchased on any single date, by any one employee, cannot exceed 5,000 shares. The purchase price for each share of common stock purchased is the lower of: (1) 85% of the closing price of the common stock on the first day of the purchase period, or (2) 85% of the closing price of the common stock on the last day of the purchase period.
During the six months ended June 30, 2021, no shares were purchased or issued pursuant to the 2020 ESPP.
Stock-Based Compensation Expense
The Company records stock-based compensation expense related to all of the Company’s stock-based awards over the requisite service period of the individual grantee, which is generally equal to the vesting period. Stock-based compensation expense was recorded in the following categories in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of subscription, transaction, and services	$405	$57	$848	$88
Research and development	1,091	139	2,314	237
Sales and marketing	961	117	2,292	193
General and administrative	3,249	367	9,078	643
Total	$5,706	$680	$14,532	$1,161

The fair value of RSU's was estimated based on the closing market price of the Company's common stock on the date of grant. As of June 30, 2021, the total unrecognized stock-based compensation expense related to RSUs was $10.6 million. These costs are expected to be recognized over a weighted-average period of 2.5 years.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.3% - 1.4%	0.5% - 0.7%	0.6% - 1.4%	0.5% - 1.6%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	41%	39% -44%	41% - 42%	39% - 44%
Expected life (in years)	5.5	6.9	5.5	6.9

Weighted average grant date fair value	$6.61	$0.97	$7.47	$1.14
As of June 30, 2021, the total unrecognized stock-based compensation expense related to stock options was $39.2 million. These costs are expected to be recognized over a weighted average period of 3.1 years.
Note 8 - Defined Contribution Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary and are subject to vesting requirements based on four years of continuing employment. The Company generally makes matching contributions of one-half of the first 6% of employee contributions. During the three months ended June 30, 2021 and 2020 the Company contributed $0.4 million and $0.1 million, respectively. During the six months ended June 30, 2021 and 2020 the Company contributed $0.9 million and $0.4 million, respectively.
Note 9 - Debt and Capital Lease Obligations
The following table summarizes the Company's total debt and capital lease obligations as of the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Term Loan	$—	$44,663
Unamortized debt issuance costs	—	(1,234)
Capital lease obligations (Note 10)	152	246
Net carrying amounts	152	43,675
2020 Financing Agreement
On January 17, 2020, the Company entered into a Financing Agreement (the "2020 Financing Agreement") for a $72.5 million credit facility, secured by substantially all the assets of the Company. In connection therewith, the previously outstanding Term Loan and Revolver of $28.3 million was paid in full and the related liens were released.
The 2020 Financing Agreement consisted of the following facilities:
i.An Initial Term Loan of $45.0 million, which was drawn at closing and used to pay off previously outstanding borrowings;
ii.A Delayed Draw Term Loan of up to $20.0 million, which was available to draw in minimum increments through July 17, 2021; and
iii.A Revolving Commitment facility of $7.5 million, including a sub-limit of up to $4.0 million for issuing additional letters of credit.

In connection with the Business Combination on January 12, 2021 (refer to Note 3 - Business Combination), the Company paid the outstanding facilities in full, along with a prepayment penalty, and extinguished the 2020 Financing Agreement. In connection therewith, the unamortized debt discount of $1.2 million and a prepayment penalty and associated costs of $1.6 million were recorded in interest expense and loss on extinguishment of debt in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Note 10 - Commitments and Contingencies
Lease Commitments
The majority of the Company's leases are operating leases for its office space and print facilities.
In August 2017, the Company entered into a lease agreement for its Company headquarters consisting of 88,759 square feet of office space in Lawrenceville, New Jersey. The term of this lease is 15 years, 6 months subject to early termination if (1) there is not sufficient space for expansion beyond the initial space, starting 6 years, 6 months after lease commencement, which will require an early termination payment that declines from $7.5 million at such date by $0.7 million per year after such date, or (2) upon advance notice by the Company, at 12 years, 6 months after lease commencement, which will require an early termination payment of $3.6 million. The lease contains an option to lease up to 61,000 additional square feet, starting 6 years, 6 months after lease commencement, and also contains two extension periods of 5 years each. The lease commenced in June 2018 and the Company recognizes rent expense on a straight-line basis over the initial term of the lease, including the free rent period.
The Company has capitalized approximately $5.7 million of costs related to leasehold improvements, furniture and fixtures, and computer equipment associated with this office space. Additionally, in 2018 the landlord paid for approximately $5.8 million of costs and related improvements to modify the existing space to meet the Company's requirements. This lease incentive was recorded as an asset and other long term liability as of the date the lease commenced. The asset is being amortized over term of the lease, and the long term liability is being recorded as a reduction to rent expense over the same period of time.
The Company also leases equipment under capital lease agreements. The capital leases have stated or implied interest rates between 5% and 11% and maturity dates into 2024. The equipment financed under the capital leases serves as collateral, and certain leases contain casualty loss values if the equipment is not returned in working order at the end of the lease term.
Future minimum lease payments under non-cancelable operating and capital leases as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Capital Leases
2021 (remainder)	$2,333	$91
2022	4,563	52
2023	4,284	13
2024	4,138	1
2025	4,115	—
Thereafter	28,136	—
Total minimum lease payments	$47,569	$157
Less: Amounts representing interest		(5)
Present value of lease payments		152
Less: Current portion		(124)
Long-term portion of minimum lease payments		$28
Total rent expense for both the six months ended June 30, 2021 and 2020 amounted to $2.6 million.
Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure pricing for paper, envelopes, and similar products necessary for its print operations. As of June 30, 2021, the Company did not have a material balance remaining under such purchase orders.

Legal Contingencies, Claims, and Assessments
During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established for such matters when a loss is probable and the amount of such loss can be reasonably estimated, including for indemnifications with customers or other parties as a result of contractual agreements. Currently, the Company is not party to any such matters that, in the opinion of management, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows. Accordingly, no material reserves have been recorded.
Note 11 - Income Taxes
The Company is subject to federal and various state income taxes in the United States. The Company’s provision for income taxes during interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during interim periods.
Income taxes for the six months ended June 30, 2021 and 2020 are primarily due to tax amortization of indefinite-lived assets and state income taxes.
Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. The Company is evaluating the ownership change as a result of the Business Combination (refer to Note 3 - Business Combination) to determine any impact on utilization of net operating loss carryforwards.
Note 12 - Short Term Investments
The Company’s investments at June 30, 2021 consist entirely of certificates of deposit with a financial institution, and have maturity dates of twelve months or less.
Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, with related amortization included in interest income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company uses the specific identification method to determine the cost basis of securities sold and realized gains or losses are included in earnings.
The Company did not have any investments classified as held-to-maturity as of June 30, 2021 or December 31, 2020.
Investments are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer, specific events or circumstances that may influence the operations of the issuer, and the Company’s intent to sell the security, or the likelihood that it will be required to sell the security, before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new costs basis in the investment is established.
Note 13 - Fair Value Measurements
The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash, cash equivalents, restricted cash, accounts receivable, funds held for customers, other current assets, other assets, accounts payable, accrued expenses (excluding the contingent consideration and warrants discussed below), other current liabilities, and other liabilities approximate fair value due to their short-term maturities.
Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including short term investments, contingent consideration, and warrants to purchase Series C preferred stock (refer to Note 3 - Business Combination). The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
•Level 1: Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs, other than Level 1 inputs, that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities, quotes prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs for which there is little or no market data, requiring the Company to develop its own estimates and assumptions
The following tables present the Company's fair value hierarchy for its financials assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Short-term investments	45,037	45,037	—	—
Total Assets	$45,037	$45,037	$—	$—

Liabilities:
Contingent consideration (1)	$370	$—	$—	$370
Total Liabilities	$370	$—	$—	$370

	December 31, 2020
	Balance	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (1)	$660	$—	$—	$660
Warrants to purchase Series C Preferred Stock (2)	1,172	—	—	1,172
Total Liabilities	$1,832	$—	$—	$1,832
(1) The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that required additional consideration to be paid to the sellers annually based meeting certain recurring revenue growth and profitability targets (together, "the Financial Targets") during the three-year period beginning May 1, 2019. No amounts were paid during 2020 or 2021 for the first or second year as the Financial Targets were not met. The year three amount, if any, is expected to be finalized and paid to the sellers by the end of 2022. The range of outcomes for the year three amount cannot be estimated as the amount payable is a percentage of the growth in the Financial Targets. The fair value of the remaining contingent consideration is included in other current liabilities in the Condensed Consolidated Balance Sheets.
(2) The Company had outstanding warrants to purchase Series C stock, as described in Note 3 - Business Combination. The amount was included in other long term liabilities in the Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2021 and 2020, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

The following tables present the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Contingent Consideration
Ending balance, December 31, 2020	$660
Fair value adjustment to contingent consideration (1)	(290)
Ending balance, June 30, 2021	$370

Warrants
Ending balance, December 31, 2020	$1,172
Change in fair value (2)	256
Exercise of Series C warrants (3)	(1,428)
Ending balance, June 30, 2021	$—
(1) Subsequent to the acquisition of Second Phase, LLC, the changes in the fair value of the contingent consideration were primarily due to management's estimates and the achievements of the Financial Targets during each period. Increases or decreases in the inputs would have resulted in higher or lower fair value adjustments. This amount was recognized in change in fair value of financial instruments and other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(2) Included in change in fair value of financial instruments and other expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(3) As part of the Business Combination on January 12, 2021 (refer to Note 3 - Business Combination), the warrants were exercised and subsequently converted to common stock.
Note 14 - Property and Equipment
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Assets held under capital leases	$3,784	$3,752
Computer, print and mail equipment	8,777	7,998
Furniture and fixtures	4,073	4,073
Leasehold improvements	12,133	12,120
Software	1,437	1,437
Vehicles	115	115
Internal software development	2,959	2,644
Construction in progress	90	79
Total property and equipment	33,368	32,218
Less: accumulated depreciation and amortization	(17,174)	(15,568)
Total property and equipment, net	$16,194	$16,650
Depreciation and amortization expense of property and equipment, including amortization of software development costs and depreciation of capital leases, was $0.8 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively and $1.6 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.
The Company had no material write-offs or disposals of fixed assets during the six months ended June 30, 2021 and 2020.

Note 15 - Accrued Expenses and Other
Accrued expenses and other consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued expenses	$14,152	$11,749
Accrued compensation	10,059	9,513
Accrued professional services and other	5,707	3,569
Accrued business combination expense	1,137	1,510
Total accrued expenses and other	$31,055	$26,341
Note 16 - Segment Information
The Company's operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. The Company's Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer ("CEO"), who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance.
•Print – The Print segment is primarily responsible for printing customer invoices and optimizing the amount of time and costs associated with billing customers via mail.
•Software and Payments – The Software and Payments segment primarily operates using software and cloud based services, optimizes electronic invoice presentment, electronic payments, credit decisioning, collections automation, cash application and deduction management, and e-commerce of B2B customers.
“All other” represents implementation, services, and other business activities which are not reviewed by CODM on regular basis.
The Company evaluates segment performance and allocates resources based on revenues, cost of revenues, and gross profit. The accounting policies used by the reportable segments are the same as those used by the Company. All of the revenues shown in the reportable segments is revenue from external customers; there is no revenue from transactions with other operating segments. Segment expenses include the direct expenses of each segment's operations and exclude sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization expense, stock-based compensation expense, interest income (expense), and certain other identified costs that the Company does not allocate to its segments for purposes of evaluating operational performance.
Given the nature of the Company’s business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the Company does not identify or allocate assets by reportable segment and total assets are not included in the Company’s segment financial information.

The following tables include a reconciliation of segment revenues, cost of revenues, and gross profits to loss before income taxes (in thousands):

	Three Months Ended June 30, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,490	$24,582	$—	$29,072
Services and other	—	—	2,517	2,517
Subscription, transaction, and services	4,490	24,582	2,517	31,589
Reimbursable costs	8,643	—	—	8,643
Total revenues	13,133	24,582	2,517	40,232
Cost of Revenues:
Cost of subscription, transaction, and services revenue	1,900	3,679	3,781	9,360
Cost of reimbursable costs	8,643	—	—	8,643
Total cost of revenues	10,543	3,679	3,781	18,003
Gross profit:
Total segment gross profit (loss)	$2,590	$20,903	$(1,264)	$22,229
Total segment gross margin	20%	85%	(50)%	55%
Subscription, transaction, and services gross margin	58%	85%	(50)%	70%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(31,728)
Depreciation and amortization				(1,359)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other income (expenses)				133
Loss before income taxes				$(10,725)

	Three Months Ended June 30, 2020
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,448	$19,361	$—	$23,809
Services and other	—	—	1,837	1,837
Subscription, transaction, and services	4,448	19,361	1,837	25,646
Reimbursable costs	8,945	—	—	8,945
Total revenues	13,393	19,361	1,837	34,591
Cost of Revenues:
Cost of subscription, transaction, and services revenue	2,297	2,880	2,456	7,633
Cost of reimbursable costs	8,945	—	—	8,945
Total cost of revenues	11,242	2,880	2,456	16,578
Gross profit:
Total segment gross profit (loss)	$2,151	$16,481	$(619)	$18,013
Total segment gross margin	16%	85%	(34)%	52%
Subscription, transaction, and services gross margin	48%	85%	(34)%	70%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(18,778)
Depreciation and amortization				(1,410)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				(690)
Loss before income taxes				$(2,865)

	Six Months Ended June 30, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$8,988	$50,267	$—	$59,255
Services and other	—	—	5,453	5,453
Subscription, transaction, and services	8,988	50,267	5,453	64,708
Reimbursable costs	17,460	—	—	17,460
Total revenues	26,448	50,267	5,453	82,168
Cost of revenues:
Cost of subscription, transaction, and services revenue	3,826	7,391	7,396	18,613
Cost of reimbursable costs	17,460	—	—	17,460
Total cost of revenues	21,286	7,391	7,396	36,073
Gross profit:
Total segment gross profit (loss)	$5,162	$42,876	$(1,943)	$46,095
Total segment gross margin	20%	85%	(36)%	56%
Subscription, transaction, and services gross margin	57%	85%	(36)%	71%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(64,107)
Depreciation and amortization				(2,719)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				(12,696)
Loss before income taxes				$(33,427)

	Six Months Ended June 30, 2020
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$9,234	$37,701	$—	$46,935
Services and other	—	—	3,235	3,235
Subscription, transaction, and services	9,234	37,701	3,235	50,170
Reimbursable costs	18,566	—	—	18,566
Total revenues	27,800	37,701	3,235	68,736
Cost of Revenues:
Cost of subscription, transaction, and services revenue	4,508	5,994	5,021	15,523
Cost of reimbursable costs	18,566	—	—	18,566
Total cost of revenues	23,074	5,994	5,021	34,089
Gross profit:
Total segment gross profit (loss)	$4,726	$31,707	$(1,786)	$34,647
Total segment gross margin	17%	84%	(55)%	50%
Subscription, transaction, and services gross margin	51%	84%	(55)%	69%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(39,832)
Depreciation and amortization				(2,821)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				(1,876)
Loss before income taxes				$(9,882)
Note 17 - Related Party Transactions
A member of the Company's Board of Directors is also an executive at a company (the "Related Party Customer") that purchases certain of Billtrust's services under an ongoing commercial relationship. During the three months ended June 30, 2021 and 2020, the Related Party Customer generated total revenues of approximately $78 thousand and $64 thousand, respectively. During the six months ended June 30, 2021 and 2020, the Related Party Customer generated total revenues of approximately $150 thousand and $147 thousand, respectively. At June 30, 2021 and December 31, 2020, Billtrust had open receivable balances from the Related Party Customer of $64 thousand and $46 thousand, respectively.
The Company also has ongoing commercial agreements with several of Bain Capital Ventures, LLC's ("Bain") portfolio companies ("Portfolio Companies"). Bain is a greater than 5% shareholder of the Company's outstanding common stock at June 30, 2021, and one of the members of the Company's Board of Directors is also an executive at Bain. During the three months ended June 30, 2021 and 2020, the Company incurred expenses to the Portfolio Companies of approximately $122 thousand and $85 thousand, respectively. During the six months ended June 30, 2021 and 2020, the Company incurred expenses to the Portfolio Companies of approximately $226 thousand and $159 thousand, respectively. At June 30, 2021 and December 31, 2020, Billtrust had open payables balances to the Portfolio Companies of zero and $102 thousand, respectively. Additionally, during the three months ended June 30, 2021 and 2020, the Portfolio Companies generated total revenues of approximately $46 thousand and $26 thousand, respectively. During the six months ended June 30, 2021 and 2020, the Portfolio Companies generated total revenues of approximately $85 thousand and $48 thousand, respectively. At June 30, 2021 and December 31, 2020, Billtrust had open receivables balances from Portfolio Companies of $30 thousand and $25 thousand, respectively.
Refer to Note 18 - Subsequent Events for a description of costs the Company paid for on behalf of several of its selling security holders associated with the secondary offering that closed in July 2021.

Note 18 - Subsequent Events
The Company reviews events and transactions that occur after the balance sheet date, but before this Quarterly Report on Form 10-Q is filed with the SEC, to identify matters that require additional disclosure or to provide additional support relative to certain estimates made in preparing the financial statements. The Company has evaluated subsequent events through August 12, 2021, and except as discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
On July 6, 2021, the Company completed an underwritten secondary offering (the "Offering") of 10,350,000 shares of the Company's Class 1 common stock at a public offering price of $12.25 per share. All of the Class 1 common stock was offered by existing shareholders. No new shares were issued and Billtrust did not receive any proceeds from the Offering. The gross proceeds from the Offering, before deducting underwriting discounts and commissions, was $126.8 million.
During the three months ended June 30, 2021, the Company incurred $0.5 million of costs directly related to the Offering, consisting principally of professional, printing, filing, regulatory and other costs. These costs were recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss since the Offering did not generate any proceeds to the Company, and therefore the costs do not qualify to be deferred or charged to additional paid-in capital under ASC 340-10-S99-1. Additionally, as no new shares were issued, the shares transacted as part of the Offering would not have impacted the number of common shares outstanding at the end of June 30, 2021 for the purposes of calculating earnings per share as of that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with the Condensed Consolidated Financial Statements and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K"), as filed with the US Securities and Exchange Commission (the "SEC") on March 24, 2021, the Company's Amendment No. 1 to the Current Report on Form 8-K (the "Amendment on Form 8-K"), as filed with the SEC on March 24, 2021, and the Company's Registration Statement on Form S-1 as amended (File No. 333-257488), originally filed with the SEC on June 28, 2021.
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our Condensed Consolidated Financial Statements or in the Notes to Condensed Consolidated Financial Statements. Certain other amounts that appear in this section may similarly not sum due to rounding.
Forward Looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as “believe”, “may”, “could", “will”, “estimate”, “continue”, “anticipate”, “intend”, “seek”, “plan”, “expect”, “should”, “would”, “potentially”, or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K, the Amendment on Form 8-K, the Company's Registration Statement on Form S-1, and elsewhere in this Quarterly Report (refer to the section titled “Special Note Regarding Forward-Looking Statements”). Forward-looking statements are based on management’s current beliefs and assumptions and based on information currently available. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
Business Overview
We are a leading provider of cloud-based software and integrated payment processing solutions that simplify and automate B2B commerce. Accounts receivable (“AR”) is broken and relies on conventional processes that are outdated, inefficient, manual, and largely paper-based. We are at the forefront of the digital transformation of AR, providing mission-critical solutions that span credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. Our solutions provide our customers accelerated savings, faster realization of cash, and a better user experience.
Companies throughout the world have the daunting task of capturing and applying payments from hundreds or thousands of their customers, all via different channels and payment types. Larger buyers, or their outsourced accounts payable ("AP") providers, offer their portals as a means for suppliers to be paid. Suppliers, on the other hand, prefer a single source of payments with clean remittance or payment instructions. To address this large and increasingly growing pain point for suppliers, we created a leading, two-sided B2B payments network, the Business Payments Network ("BPN") that connects buyers and suppliers. We built integrations with leading enterprise resource planning ("ERP") and accounting systems, banks, and AP software providers to offer an online supplier business directory, programmatic payment preferences, payment flexibility, and streamlined reconciliation of remittance data.
Customers use our integrated AR platform to automate credit decisioning, online ordering, invoice delivery, payment capture, cash application, and collections. Our solutions integrate with a number of ecosystem players, including financial institutions, ERP systems, and AP software platforms, to help customers accelerate cash flow and generate sales more quickly and efficiently.

Our proprietary technology also offers our customers multiple ways to send invoices (via print, fax, email, online, and AP portals) and receive payments (via paper check, ACH, email, phone, and credit card). Our electronic solutions team that works closely with customers to transition their users from paper invoices and payments to electronic, helping them convert from expensive paper invoicing and check acceptance to efficient electronic billing and payments.
We have expanded our product reach and customer base over the past years and scaled our business operations in recent periods. Our total revenues were $82.2 million and $68.7 million for the six months ended June 30, 2021 and 2020, respectively. As a result of our focus on product development and sales and marketing, we have generated net losses of $33.5 million and $10.0 million for the six months ended June 30, 2021 and 2020, respectively.
Business Combination with South Mountain Merger Corporation ("SMMC")
On October 18, 2020, as amended on December 13, 2020, South Mountain Merger Corp., a Delaware corporation (“South Mountain”), BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”) and the Company ("Billtrust"), entered into a Business Combination Agreement (“BCA”), pursuant to which (i) First Merger Sub was merged with and into Billtrust (the “First Merger”), with Billtrust surviving the First Merger as a wholly owned subsidiary of South Mountain (“Surviving Corporation”) and (ii) the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger”, and together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of South Mountain (such Mergers, collectively with the other transactions described in the BCA, the “Business Combination”).
In connection with the execution of the Business Combination, on October 18, 2020, South Mountain entered into separate subscription agreements (“Subscription Agreements”) with a number of investors (“PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and South Mountain sold to the PIPE Investors, an aggregate of 20,000,000 shares of South Mountain Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $200.0 million, in a private placement (“PIPE Financing”).
The Business Combination and PIPE Financing closed on January 12, 2021 (the "Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, we were the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Billtrust). Accordingly, the assets, liabilities, and results of operations of Billtrust became the historical financial statements of "New Billtrust", which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Billtrust beginning on the Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, our common stock began trading on the Nasdaq stock exchange under the ticker symbol BTRS.
Impact of COVID-19 on Billtrust's Business
In March 2020, the United States declared a State of National Emergency due to the COVID-19 pandemic. Since then, our business has continued to operate despite the disruption to many of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of AR through our products and platforms. While this helped us avoid significant business, bookings, or revenue disruptions thus far, during the three months ended June 30, 2020, the pandemic did cause a decrease in our transaction fee revenues for certain customers. This was a result of the pandemic's broader economic impact on some companies in heavily transaction based industries and the related slowing of their business activity. These revenues started rebounding in the second half of 2020 and into 2021, which we expect to continue.
We are unable to predict the full impact the COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration, severity, and spread of the virus, actions that may be taken by government authorities, the impact to our customers, employees, and suppliers, and various other factors beyond our knowledge and control. The pandemic has caused us to modify our business practices, such as employee travel restrictions, cancellation of physical participation in meetings, events and conferences, and requiring employees to work remotely. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. We have previously implemented certain cost savings measures, some of which have ended, such as reducing employee incentive compensation programs, and others are continuing, such as restricted travel and reduced discretionary spend in certain areas. We will continue to monitor the situation and adjust our response accordingly.
Key Factors Affecting Our Performance
We believe our performance and future growth depends on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in our Annual Report on Form 10-K, our Amendment on Form 8-K, and our Registration Statement on Form S-1. For additional information related to key performance metrics we use to evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions, please see the section within this Quarterly Report on Form 10-Q titled “Key Performance Metrics.” We believe the most significant factors affecting our results of operations include:
Investment in Technology
Our goal is to transform the way businesses send and capture payments in order to be the leader in the order-to-cash process by digitizing areas including credit decisioning, ordering, invoicing, payments, cash application, and collections. We continue to invest in technology and the digitizing of our platforms. Further, we continue to invest in certain internal initiatives targeted at improving internal processes and enhancing the efficiency, security, and scalability of our platforms. Our investment in technology is expected to have a positive impact on our long-term profitability and operations. We also intend to continue to evaluate strategic acquisitions and investments in businesses and technologies to drive product and market expansion. Our future success is dependent on our ability to successfully develop, market, and sell existing and new products.
Acquisition of New Customers
We reach new business-to-business and business-to-consumer customers through our proven go-to-market strategies, which include digital marketing campaigns, our direct sales force, and partnerships with financial institutions and other complementary companies. Our growth largely depends on our ability to acquire new customers.
As of June 30, 2021, we had customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction, and consumer products, primarily located in North America. We continue to invest in our sales, marketing, and go-to-market strategies in order to acquire customers in our target markets. Our marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives focus on demand generation and include promotional activity and emphasis on online digital marketing programs (e.g. webinars, virtual events). There is a long-term opportunity to expand into large, new markets with compatible trends.
Our ability to attract new customers depends on a number of factors, including the effectiveness and pricing of our products, our competitors' offerings, and successfully executing our marketing efforts. Our financial performance depends in large part on the overall demand for our platforms, and acquisition of new customers is expected to have a positive impact on our long-term profitability and operations.
Expansion of Relationships with Existing Customers
Our revenue growth depends on our customers’ usage of our range of products. Our ability to monetize transactions and payments is an important part of our business model. As we solve customers’ problems and become more integrated into their daily businesses, we see an increased opportunity to cross-sell to these existing customers. This strategy is achieved by driving adoption of an existing solution across different divisions and / or subsidiaries of an existing customer and then expanding the scope of service with additional solutions. Our ability to influence customers to process more transactions and payments on our platforms will have a direct impact on our revenue.
Our revenue from existing customers is generally reliable due to both the pricing structure and the business-critical nature of the functions our products support for customers. For the six months ended June 30, 2021 and 2020, 95% or more of our subscription and transaction fees revenue came from customers who had entered into contracts prior to the start of each such calendar year. We expand within our existing customer base by selling additional products on our platform, adding divisions, increasing transactions per customer through proven e-solutions, as well as through effective pricing and packaging our services. Our ability to increase sales to existing customers depends on a number of factors, including our customers’ satisfaction with our solutions, competition, pricing, and overall changes in our customers’ spending levels with us.
Key Performance Metrics
We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.
Total Payment Volume
Total Payment Volume (“TPV”) is the dollar value of customer payment transactions that we process on our platform during a particular period. TPV is made up of the two payment categories:
▪TPV - ACH/Wire - payments made via our software, portals, gateways, and our Business Payments Network that are processed via automated clearing house ("ACH") or wire transfers.
▪TPV - Card - payments through our software, portals, gateways, and third party processors, and includes our payment facilitator (“PayFac”) customers.
To grow payments revenue from customers, we must deliver software platforms that both simplifies the process of accepting electronic payments and streamlines the reconciliation of remittance data. Additionally, as we increase the digital delivery of invoices, it increases the probability that the digitally delivered invoices will be paid electronically by our customers’ end customers. The more customers use our software platforms, the more payments transactions they are likely to process through our various products. TPV provides an important indication of the dollar value of transactions that customers are completing on the platform and is helpful to investors as an indicator of our ability to generate revenue from our customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in billions)
Total Payment Volume	$18.8	$12.7	$33.9	$24.1

TPV - ACH/Wire	12.2	8.9	21.9	16.7
TPV - Card	$6.6	$3.9	$12.0	$7.4
The increase in TPV for the three and six months ended June 30, 2021 compared to the prior year periods was primarily due to the addition of new customers on our PayFac platform as well as an increase in existing customer transactions on both our card and ACH/Wire platforms (including an expansion of our product platforms for ACH transactions).
Number of Electronic Invoices Presented
Electronic invoices presented is the number of invoices sent via email, fax, or loaded to a presentment or AP portal, and includes volumes from acquired platforms, where volumes are normalized to best match equivalents on our platform. The measure also includes invoices that are charged on a per transaction basis for legacy customer agreements, as well as for subscription customers with defined tiers of electronic transactions for a fixed price. Electronic invoices presented is a key indicator of the growth of our Software and Payments segment revenues, as well as the future opportunity for an electronic payment on those invoices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Number of electronic invoices presented	77	63	148	128
The increase in the number of electronic invoices presented for the three and six months ended June 30, 2021 compared to the prior year periods was primarily due to growth in existing customer transactions on our platforms as well as new customer volumes.

Components of Results of Operations
Revenues
Billtrust generates revenue from three sources: (1) Subscription and Transaction Fees, (2) Services, and (3) Reimbursable Costs.
Subscription and Transaction Fees
Subscription revenues are primarily derived from our hosted software as a service (“SaaS”) platforms that enable billings and payment processing on behalf of customers, credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. Our SaaS solutions do not provide a perpetual license or the right to take possession of our software. Our platforms are billed as a subscription fee on a monthly, quarterly, or annual basis as a part of an overall service agreement with a customer. Subscription revenues from the SaaS solutions are recognized ratably over the customer agreement term, beginning on the date each solution is made available to the customer.
Transaction fees for certain services are billed monthly based on the volume of items processed each month at a contractual rate per item processed. Transaction revenue is recognized in the same period as the transactions are processed. Recurring transaction revenue is recognized monthly as these services are performed based on the volume of transactions processed and are recognized as revenue in the period when the usage amounts are determined and reported.
Services
Services revenues consists of fees for professional services provided to our customers related to implementing our platforms and post-implementation change requests. Professional services are billed on a time and materials or fixed fee basis. Services revenues are recognized ratably over the estimated period of the customer relationship, which is estimated to be five years.
Reimbursable Costs
Reimbursable costs revenues consists primarily of amounts charged to our customers for postage on printed and mailed invoices to their end customers. The related revenues are recorded on a gross basis, with an offsetting amount recorded as a cost of revenue.
Cost of Revenues
Costs of Subscription, Transaction, and Services
Cost of subscription, transaction, and services consists primarily of personnel-related costs, including stock-based compensation expenses, for our customer success, professional services, file, and payment operations teams, print operations equipment costs, costs directly attributed to processing customers’ transactions (such as the cost of printing and mailing invoices, excluding postage), expenses for processing payments (ACH and credit card), direct and amortized costs for implementing and integrating our cloud-based platforms with customers’ systems, cloud hosting and related costs for the infrastructure directly associated with production platforms, rent and utilities expense for our leased print operations facilities, and allocated overhead costs. Cost of subscription, transaction, and services excludes depreciation and amortization. We expect that cost of subscription, transaction, and services will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period, as we continue to invest in growing our business.
Cost of Reimbursable Costs
Cost of reimbursable costs consists of fees for postage related costs, primarily paid to the United States Postal Service or third parties associated with printed and mailed invoice deliveries for our customers, and are recorded at no incremental margin on reimbursable costs revenues.
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, incurred in developing and engineering new products or enhancing existing products, quality assurance and testing of new and existing product technology, maintenance, and enhancement of our existing technology and infrastructure, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platforms, and amortize such costs over the estimated life of the new product or incremental functionality, which is generally four years.
In accordance with U.S. GAAP, we expense a substantial portion of research and development expenses as incurred. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenues from period to period as we continue to expand our research and development team to develop new products and product enhancements as well as to support our growing infrastructure.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platforms through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining customer contracts are deferred and amortized ratably over the estimated period of the customer relationship, which is estimated to be five years.
Our sales and marketing efforts are focused on increasing revenue from the acquisition of new customers, the expansion of subscription revenue from existing customers, and from facilitating increased electronic adoption and resulting digital processing activity between our customers and their end customers. Sales and marketing expenses may fluctuate from period to period based on a variety of factors, including changes in the broader economic environment and our return on this spend.
General and Administrative
General and administrative expenses consist of personnel-related expenses, including stock-based compensation expenses associated with our executive team, talent (human resources), finance, procurement, legal and compliance, and other administrative functions, facility costs (including rent and utilities expense for our leased real estate offices, excluding those used in our print operations) and allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance, and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenues from period to period.
Depreciation and Amortization
Depreciation and amortization expense includes the costs associated with depreciating our owned furniture and fixtures, computer equipment, software, and technology assets, as well as amortization of leasehold improvements, capitalized software, and amortizable intangible assets.
Interest Income
Interest income consists primarily of income earned on our cash, cash equivalents, and short term investments.
Interest Expense and Loss on Extinguishment of Debt
Interest expense and loss on extinguishment of debt consists of interest on any outstanding debt, amortization of associated debt issuance costs, payment of early termination fees, and writing off unamortized debt discounts associated with repaying our outstanding debt facilities prior to maturity.
Change in Fair Value of Financial Instruments and Other Income
Change in fair value of financial instruments and other income consists primarily of the change in the fair value of equity instruments that do not meet the criteria to be classified as equity (including Earnout Shares issued in connection with the Business Combination), changes in the fair value of contingent consideration, and gains (losses) related to foreign exchange and other non-operating income (expense).
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to state jurisdictions in which we conduct business. Income tax benefit, if any, is primarily related to the release of valuation allowances for deferred tax assets, partially offset by income taxes related to state jurisdictions. We maintain a full valuation allowance on net deferred tax assets for our U.S. federal taxes and certain state taxes as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Segments
Our operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. Our Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer ("CEO"), who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance. The accounting policies used by the reportable segments are the same as those used in our Condensed Consolidated Financial Statements.
•Print – The Print segment is primarily responsible for printing customer invoices and optimizing the amount of time and costs associated with billing customers via mail.
•Software and Payments – The Software and Payments segment primarily operates using software and cloud based services, optimizes electronic invoice presentment, electronic payments, credit decisioning, collections automation, cash application and deduction management, and e-commerce of B2B customers.
We evaluate segment performance and allocate resources based on revenues, cost of revenues, and gross profit. All of the revenues shown in the reportable segments is revenue from external customers; there is no revenue from transactions with other operating segments. Segment expenses include the direct expenses of each segment's operations and exclude sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization expense, stock-based compensation expense, and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
Given the nature of our business, the amount of assets does not provide meaningful insight into our operating performance. As a result, we do not identify or allocate assets by reportable segment and total assets are not included in our segment financial information.

Results of Operations
The following tables set forth select Condensed Consolidated Statements of Operations data, and such data as a percentage of total revenues, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenues:
Subscription, transaction, and services	$31,589	79%	$25,646	74%	$64,708	79%	$50,170	73%
Reimbursable costs	8,643	21	8,945	26	17,460	21	18,566	27
Total revenues	40,232	100	34,591	100	82,168	100	68,736	100
Cost of revenues:
Cost of subscription, transaction, and services	9,360	23	7,633	22	18,613	23	15,523	23
Cost of reimbursable costs	8,643	21	8,945	26	17,460	21	18,566	27
Total cost of revenues	18,003	45	16,578	48	36,073	44	34,089	50
Operating expenses:
Research and development	11,270	28	8,778	25	22,263	27	18,162	26
Sales and marketing	9,980	25	5,129	15	18,916	23	11,551	17
General and administrative	10,478	26	4,871	14	22,928	28	10,119	15
Depreciation and amortization	1,359	3	1,410	4	2,719	3	2,821	4
Total operating expenses	33,087	82	20,188	58	66,826	81	42,653	62
Loss from operations	(10,858)	(27)	(2,175)	(6)	(20,731)	(25)	(8,006)	(12)
Other income (expense):
Interest income	131	—	1	—	234	—	17	—
Interest expense and loss on extinguishment of debt	(3)	—	(1,102)	(3)	(2,945)	(4)	(2,285)	(3)
Change in fair value of financial instruments and other income	5	—	411	1	(9,985)	(12)	392	1
Total other income (expense)	133	—	(690)	(2)	(12,696)	(15)	(1,876)	(3)
Loss before income taxes	(10,725)	(27)	(2,865)	(8)	(33,427)	(41)	(9,882)	(14)
Provision for income taxes	(11)	—	(37)	—	(103)	—	(117)	—
Net loss and comprehensive loss	$(10,736)	(27)%	$(2,902)	(8)%	$(33,530)	(41)%	$(9,999)	(15)%

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020
Total Revenues

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Subscription and transaction fees	$29,072	$23,809	$5,263	22%
Services and other	2,517	1,837	680	37%
Subscription, transaction, and services	31,589	25,646	5,943	23%
Reimbursable costs	8,643	8,945	(302)	(3)%
Total revenues	$40,232	$34,591	$5,641	16%
The increase in total revenues during the three months ended June 30, 2021 compared to the prior year period was primarily due to (1) a $5.2 million increase in subscription and transaction fees as a result of contracting with new customers, existing customers purchasing additional products, and increased transaction volumes, primarily from payments, and (2) a $0.7 million increase in services revenue from existing customers purchasing additional professional services consulting engagements and a shift to providing more services on an hourly rate basis as compared to more fixed pricing arrangements in the prior period.
Cost of Revenues

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Cost of subscription, transaction, and services	$9,360	$7,633	$1,727	23%
Cost of reimbursable costs	8,643	8,945	(302)	(3)%
Total cost of revenues	$18,003	$16,578	$1,425	9%
The increase in total cost of revenues during the three months ended June 30, 2021 compared to the prior year period was primarily due to a $2.1 million increase in personnel-related costs, including non-cash stock based compensation expense resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and amortization of deferred service costs for personnel providing implementation and consulting services to our customers. These increases were partially offset by a $0.4 million decrease in print related costs resulting from efficiencies in our operations and slightly lower print transactional volumes as a result of existing customers converting to electronic invoicing.
Research and Development

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Research and development	$11,270	$8,778	$2,492	28%
The increase in research and development expenses during the three months ended June 30, 2021 compared to the prior year period was due primarily to a $2.5 million increase in personnel-related costs, including non-cash stock-based compensation expense of $1.0 million resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic.

Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Sales and marketing	$9,980	$5,129	$4,851	95%
The increase in selling and marketing expenses during the three months ended June 30, 2021 compared to the prior year period was due primarily to a $4.2 million increase in personnel-related cost, including non-cash stock based compensation of $0.8 million resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic. An additional $0.6 million of the increase is due to marketing expenses related to announcements of product enhancements and our annual virtual Summit.
General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
General and administrative	$10,478	$4,871	$5,607	115%
The increase in general and administrative expenses during the three months ended June 30, 2021 compared to the prior year period was due primarily to a $4.9 million increase in personnel-related costs, including non-cash stock-based compensation of $2.9 million resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic. An additional $0.9 million of the increase is due to professional and consulting fees for reporting and compliance requirements as a result of becoming a public company in 2021.
Depreciation and Amortization

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Depreciation and amortization	$1,359	$1,410	$(51)	(4)%
Depreciation and amortization expense during the three months ended June 30, 2021 was consistent with the prior year period as we did not have a material change in purchases, capitalization, write offs, or impairments of property, equipment, or intangible assets during either period.
Total other income (expense)

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Total other income (expense)	$133	$(690)	$823	119%
The increase in other income during the three months ended June 30, 2021 compared to the prior year period was due primarily to a reduction in interest expense as all of our outstanding borrowings were paid off in the first quarter of 2021 as part of the Business Combination.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Provision for income taxes	(11)	(37)	$26	70%
The provision for income taxes for the three months ended June 30, 2021 is consistent with the prior year period due to a low effective tax rate resulting from our net operating losses. We maintain a valuation allowance on our deferred taxes.
Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020
Total Revenues

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Subscription and transaction fees	$59,255	$46,935	$12,320	26%
Services and other	5,453	3,235	2,218	69%
Subscription, transaction, and services	64,708	50,170	14,538	29%
Reimbursable costs	17,460	18,566	(1,106)	(6)%
Total revenues	$82,168	$68,736	$13,432	20%
The increase in total revenues during the six months ended June 30, 2021 compared to the prior year period was primarily due to (1) a $12.6 million increase in subscription and transaction fees as a result of contracting with new customers, existing customers purchasing additional products, and increasing transaction volume, primarily from payments, and (2) a $2.2 million increase in services revenue from existing customers purchasing additional professional services consulting engagements and a shift to providing more services on an hourly rate basis as compared to more fixed pricing arrangements in the prior period. These increases were partially offset by a $1.1 million decrease in reimbursable costs due to lower transactional volumes.
Cost of Revenues

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Cost of subscription, transaction, and services	$18,613	$15,523	$3,090	20%
Cost of reimbursable costs	17,460	18,566	(1,106)	(6)%
Total cost of revenues	$36,073	$34,089	$1,984	6%
The increase in total cost of revenues during the six months ended June 30, 2021 compared to the prior year period was primarily due to a $3.8 million increase in personnel-related costs, including non-cash stock based compensation expense of $0.8 million resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and amortization of deferred service costs for personnel providing implementation and consulting services to our customers. These increases were partially offset by an $0.8 million decrease in print related costs resulting from efficiencies in our operations and slightly lower print transactional volumes as a result of existing customers converting to electronic invoicing.

Research and Development

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Research and development	$22,263	$18,162	$4,101	23%
The increase in research and development expenses during the six months ended June 30, 2021 compared to the prior year period was due to a $4.1 million increase in personnel-related costs, including non-cash stock based compensation expense of $2.1 million resulting from the grant of stock options to substantially all employees in January 2021 and impact of Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic.
Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Sales and marketing	$18,916	$11,551	$7,365	64%
The increase in sales and marketing expenses during the six months ended June 30, 2021 compared to the prior year period was due primarily to a $7.0 million increase in personnel-related cost, including non-cash stock based compensation of $2.1 million resulting from the grant of stock options to substantially all employees in January 2021, as well as the impact of certain Earnout RSU's associated with the Business Combination. The increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic. An additional $0.4 million of the increase is due to marketing expenses related to announcements of product enhancements and our annual virtual Summit.
General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
General and administrative	$22,928	$10,119	$12,809	127%
The increase in general and administrative expenses during the six months ended June 30, 2021 compared to the prior year period was due primarily to a $12.1 million increase in personnel-related costs, including non-cash stock-based compensation of $8.4 million resulting from the grant of stock options to substantially all employees in January 2021 and the impact of certain Earnout RSU's associated with the Business Combination and the increased personnel-related costs also include reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic. And additional $1.0 million of the increase is due to professional and consulting fees for reporting and compliance requirements as a result of becoming a public company in 2021.
Depreciation and Amortization

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Depreciation and amortization	$2,719	$2,821	$(102)	(4)%
Depreciation and amortization expense during the six months ended June 30, 2021 was consistent with the prior year period as we did not have a material change in purchases, capitalization, write offs, or impairments of property, equipment, or intangible assets during either period.

Total other income (expense)

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Total other income (expense)	$(12,696)	$(1,876)	$(10,820)	(577)%
The increase in other expenses during the six months ended June 30, 2021 compared to the prior year period was due primarily to a $10.0 million increase in the fair value of Earnout Shares and a $2.8 million a loss on extinguishment of debt associated with the early payment of all of our outstanding borrowings, both as part of the Business Combination. These increases were partially offset by a reduction in interest expense as all of our outstanding borrowings were paid off in the first quarter of 2021.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands)
Provision for income taxes	$(103)	$(117)	$14	12%
The provision for income taxes for the six months ended June 30, 2021 is consistent with the prior year period due to a low effective tax rate resulting from our net operating losses. We maintain a valuation allowance on our deferred taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, short-term investments, cash flows from financing activities, and, since becoming a public company, through public offerings of equity securities. As of June 30, 2021, we had cash and cash equivalents of $241.6 million and short-term investments of $45.0 million. Our primary uses of liquidity are operating expenses, capital expenditures, and acquiring businesses. We believe our current cash, cash equivalents, short-term investments, and cash flows from financing activities are sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report.
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
Net cash used in operating activities	$(10,821)	$(7,438)	$(3,383)	(45)%
Net cash used in investing activities	(46,157)	(1,310)	(44,847)	(3,423)%
Net cash provided by financing activities	283,262	14,452	268,810	1,860%
Net increase in cash, cash equivalents, and restricted cash	$226,284	$5,704
Operating Activities
Cash flows from operations have historically been negative as we continue to invest in our product features and platform, develop new products, and increase our sales and marketing efforts to sign contracts with new customers and expand the product breadth within existing customers. We do not expect this trend to change on an annual basis, although we do see quarterly shifts where cash flows from operations may be positive, primarily associated with invoicing and collecting subscription fees from customers which are typically payable in advance.
The $3.4 million decrease in cash provided by operating activities for the six months ended June 30, 2021 compared to the prior year period was primarily due to a $10.6 million decrease in cash generated from accounts receivable and deferred revenue offset by a $3.1 million increase in cash used for working capital (excluding accounts receivable and deferred revenue), and, combined with the effect of non-cash items, a $3.3 million decrease in net loss.

Investing Activities
During the six months ended June 30, 2021 cash used in investing activities was $46.2 million, which consisted of $45.0 million for the purchases of short-term investments and $1.1 million for purchases of property and equipment. During the six months ended June 30, 2020 cash used in investing activities consisted of $1.3 million for purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2021 cash provided by financing activities was $283.3 million, which primarily consisted of $329.7 million of proceeds from the Business Combination and PIPE Financing, net of offering costs. These proceeds were partially offset by $46.2 million used to fully repay our outstanding borrowings, including debt extinguishment costs, pursuant to the Business Combination.
During the six months ended June 30, 2020 cash provided by financing activities was $14.5 million, primarily consisting of $46.5 million in proceeds from borrowings, offset by $31.7 million in repayments on the outstanding borrowings.
Contractual Obligations
There has been a material change to the contractual obligations table as disclosed in our Annual Report on Form 10-K and our Amendment No. 1 to the Current Report on Form 8-K, as filed with the SEC on March 24, 2021, due to the Business Combination. As of June 30, 2021, our future contractual obligations table is as follows (in thousands):

Contractual Obligations (1)	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Capital leases	$157	$128	$29	$—	$—
Operating leases	47,569	4,600	8,594	8,235	26,140
Contingent consideration (2)	370	370	—	—	—
Total contractual cash obligations	$48,096	$5,098	$8,623	$8,235	$26,140
(1) In connection with the Business Combination on January 12, 2021 we repaid all amounts outstanding on our long term debt. Accordingly, long term debt is no longer shown as a contractual obligation.
(2) The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that required additional consideration to be paid to the sellers annually based meeting certain recurring revenue growth and profitability targets (together, "the Financial Targets") during the three-year period beginning May 1, 2019. In May 2021, we determined the second year Financial Targets were not met and accordingly reduced the amount of remaining contingent consideration payable.
Except as noted above, there were no material changes to our contractual obligations.
In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.
Off-Balance Sheet Arrangements
As of June 30, 2021, other than the operating leases described above, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital.
Non-GAAP Financial Measures
In addition to Billtrust’s results determined in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
We present these non-GAAP measures to assist investors in understanding our financial performance from the perspective of management. We believe these measures provide an additional tool for investors to use in comparing our financial performance over multiple periods with other companies in our industry. While we believe the use of these non-GAAP measures provides useful information to investors and management in analyzing our financial performance, non-GAAP measures have inherent limitations in that they do not reflect all of the amounts and transactions that are included in our financial statements prepared in accordance with U.S. GAAP. Non-GAAP measures do not serve as an alternative to U.S. GAAP, nor do we consider our non-GAAP measures in isolation. Accordingly we present non-GAAP financial measures only in connection with U.S. GAAP results. We urge investors to consider non-GAAP measures only in conjunction with our U.S. GAAP financials and to review the reconciliation of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures, as described below, included in this Quarterly Report on Form 10-Q.
Net Revenue (non-GAAP)
Net revenue (non-GAAP) is defined as total revenues less reimbursable costs revenue, which is equal to subscription, transaction, and services revenue. Reimbursable costs revenue consists primarily of amounts charged to customers for postage (with an offsetting amount recorded as a cost of revenue) which we do not consider internally when monitoring operating performance.
We believe net revenue (non-GAAP) allows investors to evaluate comparability with our past financial performance and facilitates period-to-period comparisons of core operations. The most directly comparable U.S. GAAP measure to net revenue (non-GAAP) is total revenues in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
Adjusted Gross Profit (non-GAAP) & Adjusted Gross Margin (non-GAAP)
Adjusted gross profit (non-GAAP) is defined as total revenues less total cost of revenues, plus stock based compensation expense included in total cost of revenues. Adjusted gross margin (non-GAAP) is defined as our adjusted gross profit (non-GAAP) divided by total revenues less reimbursable costs revenue or net revenue (non-GAAP).
We believe adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) are useful financial measures to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of our cash operations and ongoing operating performance between periods. We expect adjusted gross margin (non-GAAP) to continue to improve over time to the extent that we are able to increase our scale by successfully growing revenues, both from cross-selling existing customers and upselling current and future offerings. However, our ability to improve adjusted gross margin (non-GAAP) over time is not guaranteed and will be impacted by the factors affecting our performance discussed above and outlined in the section titled "Risk Factors" in Part II, Item 1. of this Quarterly Report on Form 10-Q. The most directly comparable U.S. GAAP measure to adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) is total revenues in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following table presents a reconciliation of our net revenue (non-GAAP), adjusted gross profit (non-GAAP), and adjusted gross margin (non-GAAP) to their most directly comparable U.S. GAAP financial measures (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$40,232	$34,591	$82,168	$68,736
Less: Reimbursable costs revenue	8,643	8,945	17,460	18,566
Net revenue (non-GAAP)	$31,589	$25,646	$64,708	$50,170

Total revenues	$40,232	$34,591	$82,168	$68,736
Less: Cost of revenue, excluding depreciation and amortization	18,003	16,578	36,073	34,089
Gross profit, excluding depreciation and amortization	22,229	18,013	46,095	34,647
Add: Stock-based compensation expense	405	57	848	88
Adjusted gross profit (non-GAAP)	$22,634	$18,070	$46,943	$34,735

Gross margin, excluding depreciation and amortization	55.3%	52.1%	56.1%	50.4%
Adjusted gross margin (non-GAAP)	71.7%	70.5%	72.5%	69.2%

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA (non-GAAP) is defined as net loss and comprehensive loss, plus (1) income tax benefit (expense), (2) the change in fair value of financial instruments and other income including the change in the fair value of liabilities (for earnout shares, warrants, contingent consideration or other items classified as liabilities), (3) interest expense and loss on extinguishment of debt, (4) depreciation and amortization, (5) stock-based compensation expense, (6) restructuring and severance costs, (7) acquisition and integration costs, and (8) other capital structure transaction costs, minus (9) interest income.
We believe adjusted EBITDA (non-GAAP) is a key measure for us to understand and evaluate our operating performance, to establish budgets, and to develop operational and strategic goals. Adjusted EBITDA (non-GAAP) helps identify underlying trends since the expenses we exclude in the calculation may not directly correlate to our overall operating performance in any specific period. Accordingly, we believe adjusted EBITDA (non-GAAP) also provides useful information to investors in understanding and evaluating our operating results in the same manner as management. The most directly comparable U.S. GAAP measure to adjusted EBITDA (non-GAAP) is net loss and comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
We believe that excluding the impact of these expenses in calculating adjusted EBITDA (non-GAAP) can provide a useful measure for period-to-period comparisons of our core operating performance. We believe it is useful to exclude certain non-cash charges, such as share-based compensation expenses from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. Other income (expense), net, includes interest income, loss on asset disposals, and fair value adjustments related to warrants and contingent consideration. Restructuring and severance costs are associated with realigning our organization. Acquisition and integration expenses are related to the third party costs associated with acquiring companies and internal direct costs associated with integrating their customers onto our platforms. These costs are not expected to recur within two years, for prior acquisitions, and only reoccur if we have new acquisitions. Our last acquisition was in April 2019. Other capital structure transaction costs are related to third-party fees, including legal, accounting, and other professional fees, associated with the secondary offering of our common stock, such as the offering completed in July 2021. These costs are not expected to recur over the next two years as the secondary offering was a one-time transaction between existing and new shareholders, with no new shares being issued or offered by us.
The following table reconciles adjusted EBITDA (non-GAAP) to the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss and comprehensive loss	$(10,736)	$(2,902)	$(33,530)	$(9,999)
Provision for income taxes	11	37	103	117
Change in fair value of financial instruments and other income	(5)	(411)	9,985	(392)
Interest expense and loss on extinguishment of debt	3	1,102	2,945	2,285
Interest income	(131)	(1)	(234)	(17)
Depreciation and amortization	1,359	1,410	2,719	2,821
Stock-based compensation expense	5,706	680	14,532	1,161
Restructuring & severance	317	101	323	282
Acquisition and integration expense	—	83	—	136
Other capital structure transaction costs	498	—	498	—
Adjusted EBITDA (non-GAAP)	$(2,978)	$99	$(2,659)	$(3,606)
For the three months ended June 30, 2021 adjusted EBITDA decreased $3.1 million compared to the prior year period and for the six months ended June 30, 2021 adjusted EBITDA improved $0.9 million compared to the prior year period. The change in both periods compared to the prior year periods was driven by the increase in total revenues, as discussed in the Comparison of Results of Operations sections, offset by higher expenses in the second quarter of 2021 due to (1) stock-based compensation expense resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSU's associated with the Business

Combination, (2) reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and (3) fees associated with the secondary offering of our common stock completed in July 2021.
Free Cash Flow (non-GAAP)
Free cash flow (non-GAAP) is defined as net cash used in operating activities, less purchases of property and equipment (which includes capitalized internal-use software costs).
We believe free cash flow (non-GAAP) is an important liquidity measure of the cash available for our operational expenses and investment in business growth. It is useful to investors as a liquidity measure of our ability to generate or use cash to, maintain a strong balance sheet and invest in future growth. The most directly comparable U.S. GAAP measure to free cash flow (non-GAAP) is net cash used in operating activities in the Condensed Consolidated Statement of Cash Flows.
The following table presents a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash used in operating activities	$(904)	$1,423	$(10,821)	$(7,438)
Purchases of property and equipment	(617)	(445)	(1,120)	(1,310)
Free cash flow (non-GAAP)	$(1,521)	$978	$(11,941)	$(8,748)
Critical Accounting Policies and Procedures
There have been no material changes to the critical accounting policies, significant judgments, or estimates included in our Annual Report on Form 10-K, our Amendment on Form 8-K, or our Registration Statement on Form S-1.
Recent Accounting Pronouncements
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. We have elected to use the extended transition period under the JOBS Act until such time the Company is not considered to be an EGC. Based on the closing share price and the market value of our Common Stock held by non-affiliates as of June 30, 2021, we will become a large accelerated filer on December 31, 2021. As a result, beginning with the Annual Report on Form 10-K for the year ended December 31, 2021, we are required to adopt all new accounting pronouncements within the same time periods as public companies. Refer to Note 1 - Organization and Nature of Business in the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our determination of the market risks we are exposed to or our assessment of sensitivity to these market risks since our discussion included in the section titled "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K, our Amendment on Form 8-K, or our Registration Statement on Form S-1.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our quarter ended June 30, 2021. In response to the COVID-19 pandemic, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely, which required us to modify some of our control procedures. These changes have not been material and we are continually monitoring and assessing the COVID-19 situation to minimize the impact on our internal control design and operating effectiveness.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
During the normal course of business, we are occasionally involved with various claims and litigation. Reserves are established for such matters when a loss is probable and the amount of such loss can be reasonably estimated, including for indemnifications with customers or other parties as a result of contractual agreements. Currently, we are not party to any such matters that, in the opinion of management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Accordingly no material reserves have been recorded.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K"), as filed with the US Securities and Exchange Commission (the "SEC") on March 24, 2021, the section titled "Risk Factors" contained in both our Amendment No. 1 to the Current Report on Form 8-K (the "Amendment on Form 8-K"), as filed with the SEC on March 24, 2021, and in our Registration Statement on Form S-1, as amended (File No. 333-257488), originally filed with the SEC on June 28, 2021 (the "Registration Statement on Form S-1"), which remain applicable to our business. In addition, we are adding the following risk factor:
We will no longer qualify as an “emerging growth company” after December 31, 2021, and as a result, we will have to comply with increased disclosure and compliance requirements.
We are currently an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). However, based on the market value of our common stock held by non-affiliates exceeding $700 million as of the last business day of our second fiscal quarter of 2021, we will no longer qualify as an EGC but instead will be deemed a large accelerated filer as of December 31, 2021.
As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002:
•compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approve.
An EGC also may elect to delay the adoption of new accounting pronouncements to when they become applicable to private companies, rather than when public companies must adopt them. We have elected to use this extended transition period and adopt certain new accounting pronouncements on the private company timeline, which means that our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting pronouncements on a non-delayed basis. We will cease to qualify as an EGC effective December 31, 2021, unless the eligibility standards are modified. Loss of EGC status will result in our losing the extended transition period noted above and will require us to adopt new accounting pronouncements within the same time periods as public companies.
We expect that the loss of EGC status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.
The risks described in "Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, and the section titled "Risk Factors" in both our Amendment on Form 8-K and Registration Statement on Form S-1, and the updated risks within this Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
_______________________________
(1)    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2021	BTRS Holdings Inc.

	By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chief Financial Officer
(Principal Financial Officer)