Form 10-Q
period 2021-09-30
BTRS Holdings Inc.
filed 2021-11-10
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of November 8, 2021, there were 153,405,193 and 5,223,666 shares of Class 1 and Class 2 common stock outstanding, respectively.

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
The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends it believes may affect its financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including risks described in the section titled "Part I, Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 24, 2021, and the section titled "Risk Factors" contained in both the Company's Amendment No. 1 to the Current Report on Form 8-K (the "Amendment on Form 8-K"), as filed with the SEC on March 24, 2021, and the Company's Registration Statement on Form S-1, as amended (File No. 333-257488), originally filed with the SEC on June 28, 2021 (the "Registration Statement on Form S-1"), including, among other things, risks associated with:
•our financial and business performance, including the financial projections, forecasts, business metrics, and any underlying assumptions thereunder;
•changes in our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, and plans;
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
•our growth strategy for expanding our operations outside the United States;
•our ability to acquire or invest in businesses, products, or technologies that may complement or expand our products or platforms, enhance our technical capabilities, or otherwise offer growth opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
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

PART 1.
Item 1. Financial Statements
BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$243,448	$14,642
Marketable securities	45,077	—
Customer funds	19,288	20,924
Accounts receivable, net	29,454	23,009
Prepaid expenses	4,997	2,961
Deferred implementation and commission costs, current portion	4,764	4,718
Other current assets	1,531	4,108
Total current assets	348,559	70,362
Property and equipment, net	15,953	16,650
Goodwill	36,956	36,956
Intangible assets, net	8,026	9,534
Deferred implementation and commission costs, net of current portion	8,404	8,677
Other assets	5,148	5,361
Total assets	$423,046	$147,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Customer funds payable	$19,288	$20,924
Current portion of debt and capital lease obligations, net of deferred financing costs	82	380
Accounts payable	2,202	1,646
Accrued expenses and other current liabilities	37,693	27,247
Deferred revenue, current portion	6,263	14,895
Total current liabilities	65,528	65,092
Debt and capital lease obligations, net of deferred financing costs and current portion	18	43,295
Customer postage deposits	10,086	10,418
Deferred revenue, net of current portion	18,780	14,861
Deferred taxes	873	768
Other liabilities	7,296	9,296
Total liabilities	102,581	143,730
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value,10,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class 1 common stock, $0.0001 par value, 538,000 shares authorized; 153,391 and 92,760 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	15	9
Class 2 common stock, $0.0001 par value, 27,000 shares authorized; 5,223 and 8,197 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	510,050	148,677
Accumulated deficit	(189,601)	(144,877)
Total stockholders’ equity	320,465	3,810
Total liabilities and stockholders’ equity	$423,046	$147,540
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscription, transaction, and services	$32,732	$28,808	$97,440	$78,978
Reimbursable costs	8,625	9,486	26,085	28,052
Total revenues	41,357	38,294	123,525	107,030
Cost of revenues:
Cost of subscription, transaction, and services	9,368	8,577	27,981	24,100
Cost of reimbursable costs	8,625	9,486	26,085	28,052
Total cost of revenues, excluding depreciation and amortization	17,993	18,063	54,066	52,152
Operating expenses:
Research and development	13,453	9,098	35,716	27,260
Sales and marketing	10,310	5,745	29,226	17,296
General and administrative	9,838	5,106	32,766	15,225
Depreciation and amortization	1,205	1,402	3,924	4,223
Total operating expenses	34,806	21,351	101,632	64,004
Loss from operations	(11,442)	(1,120)	(32,173)	(9,126)
Other income (expense):
Interest income	115	1	349	18
Interest expense and loss on extinguishment of debt	(2)	(1,120)	(2,947)	(3,405)
Change in fair value of financial instruments and other income (expense)	162	(443)	(9,823)	(51)
Total other income (expense)	275	(1,562)	(12,421)	(3,438)
Loss before income taxes	(11,167)	(2,682)	(44,594)	(12,564)
Provision for income taxes	(27)	(33)	(130)	(150)
Net loss and comprehensive loss	$(11,194)	$(2,715)	$(44,724)	$(12,714)

Net loss per common share, basic and diluted	$(0.07)	$(0.03)	$(0.29)	$(0.13)
Weighted average common shares outstanding, basic and diluted	158,316	99,948	154,303	99,876
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Three Months Ended September 30, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	150,649	$15	7,251	$1	$502,765	$(178,407)	$324,374
Issuance of common stock under stock plans	714	—	—	—	1,371	—	1,371
Stock-based compensation expense	—	—	—	—	5,914	—	5,914
Shares exchanged in connection with Secondary Offering (Note 17)	2,028	—	(2,028)	—	—	—	—
Net loss	—	—	—	—	—	(11,194)	(11,194)
Balance, September 30, 2021	153,391	$15	5,223	$1	$510,050	$(189,601)	$320,465

	Three Months Ended September 30, 2020
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	91,733	$9	8,197	$1	$145,719	$(137,849)	$7,880
Issuance of common stock under stock plans	148	—	—	—	48	—	48
Stock-based compensation expense	—	—	—	—	826	—	826
Net loss	—	—	—	—	—	(2,715)	(2,715)
Balance, September 30, 2020	91,881	$9	8,197	$1	$146,593	$(140,564)	$6,039
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance, December 31, 2020	68,383	$159,028	32,574	$3	—	$—	$16,301	$(171,527)	$(155,223)
Retroactive application of reverse recapitalization (Note 3)	(68,383)	(159,028)	60,186	6	8,197	1	132,376	26,650	159,033
Adjusted balance, December 31, 2020	—	—	92,760	9	8,197	1	148,677	(144,877)	3,810
Reverse recapitalization and PIPE Financing (Note 3)	—	—	44,522	5	(1,659)	—	329,617	—	329,622
Fair value of Earnout Shares (Note 3)	—	—	—	—	—	—	(230,995)	—	(230,995)
Issuance and vesting of Earnout Shares (Note 3)	—	—	10,204	1	713	—	237,008	—	237,009
Issuance of common stock under stock plans	—	—	3,875	—	—	—	5,271	—	5,271
Shares issued for exercise of warrants	—	—	2	—	—	—	26	—	26
Stock-based compensation expense	—	—	—	—	—	—	20,446	—	20,446
Shares exchanged in connection with Secondary Offering (Note 17)	—	—	2,028	—	(2,028)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(44,724)	(44,724)
Balance, September 30, 2021	—	$—	153,391	$15	5,223	$1	$510,050	$(189,601)	$320,465

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	68,383	$150,356	31,235	$3	—	$—	$11,933	$(145,830)	$(133,894)
Retroactive application of reverse recapitalization (Note 3)	(68,383)	(150,356)	60,186	6	8,197	1	132,373	17,980	150,360
Adjusted balance, December 31, 2019	—	—	91,421	9	8,197	1	144,306	(127,850)	16,466
Issuance of common stock under stock plans	—	—	460	—	—	—	300	—	300
Stock-based compensation expense	—	—	—	—	—	—	1,987	—	1,987
Net loss	—	—	—	—	—	—	—	(12,714)	(12,714)
Balance, September 30, 2020	—	$—	91,881	$9	8,197	$1	$146,593	$(140,564)	$6,039
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,724)	$(12,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,924	4,223
Provision for bad debts	94	41
Loss on extinguishment of debt and amortization of debt discount	2,799	216
Stock-based compensation expense	20,446	1,987
Change in fair value of financial instruments and other income	9,996	42
Deferred income taxes	106	142
Changes in assets and liabilities:
Accounts receivable	(6,549)	(459)
Prepaid expenses	(2,036)	(418)
Deferred implementation, commissions, and other costs	227	(214)
Other assets (current and non-current)	896	(239)
Accounts payable	556	(1,111)
Accrued expenses and other	10,228	5,672
Deferred revenue	(4,713)	(1,068)
Other liabilities (current and non-current)	(1,059)	(141)
Net cash used in operating activities	(9,809)	(4,041)
Cash flows from investing activities:
Purchases of marketable securities	(45,077)	—
Purchases of property and equipment	(1,570)	(1,506)
Net cash used in investing activities	(46,647)	(1,506)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	49,541
Payments on borrowings	(44,663)	(34,808)
Business Combination and PIPE financing	349,902	—
Payments of equity issuance costs	(20,200)	—
Debt extinguishment costs	(1,565)	—
Payments of deferred purchase consideration	—	(524)
Change in customer funds payable	(1,636)	1,528
Payments on capital lease obligations	(177)	(203)
Proceeds from common stock issued	5,651	300
Taxes paid on net share issuance of stock-based compensation	(4,367)	—
Net cash provided by financing activities	282,945	15,834
Net increase in cash, cash equivalents, and restricted cash	226,489	10,287
Cash, cash equivalents, and restricted cash, beginning of period	38,843	25,862
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$265,332	$36,149

Supplemental disclosure of cash flow information:
Cash paid for interest	$135	$3,152
Cash paid for income taxes	$—	$8
Non-cash investing & financing activities:
Reclassification of Series C preferred stock warrant liability to equity (Note 3)	$1,433	$—
Net assets acquired in Business Combination and other	$255	$—
Deferred offering costs included in accrued expenses	$—	$747
Equity issuance costs in other assets and accrued expenses charged to additional paid-in-capital	$1,888	$—
Issuance and vesting of Earnout Shares (Note 3)	$237,008	$—
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (as filed with the SEC on March 24, 2021), the audited financial statements included in the Company's Amendment No. 1 to the Current Report on Form 8-K (as filed with the SEC on March 24, 2021), and the Company's Registration Statement on Form S-1 (as filed with the SEC on June 28, 2021). Since the date of these filings, there have been no changes or updates to the Company's significant accounting policies, other than those described below.
Except as noted in the section titled "Retroactive Adjustments Related to Reverse Recapitalization", the accompanying Condensed Consolidated Financial Statements for periods ended prior to January 12, 2021 reflect Legacy Billtrust, which was a single entity, and its capital structure prior to the Business Combination, and do not reflect New Billtrust or South Mountain.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results for the full fiscal year ended December 31, 2021 or any other period. The Condensed Consolidated Balance Sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
The Company's fiscal year is the twelve-month period from January 1 through December 31. Unless otherwise indicated, all references to a "year" mean the Company's fiscal year.
Reclassification of Customer Funds
Beginning with the third quarter of 2021, to reflect our total cash position (inclusive of cash and cash equivalents, restricted cash, and customer funds), the Company revised the presentation of its statements of cash flows and related supplemental disclosure to include customer funds as a component of total cash, cash equivalents, and restricted cash, and to include changes in customer funds payable within cash flows from financing activities. The Company has concluded that customer funds are considered to be generally restricted under Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and should be included within total cash, cash equivalents, and restricted cash. Additionally, based on the nature of customer funds, changes in the related payables balances should be classified as financing activities.
These revisions did not have a material impact on the Company's cash flows from financing activities and had no impact on the Company's previously reported statements of operations and comprehensive loss or balance sheets, including the reported amounts of cash and cash equivalents, customer funds, and customer funds payable. Consistent with historical presentation, the Company will continue to present customer funds and customer funds payable as separate line items in its Condensed Consolidated Balance Sheets. Prior period amounts have been revised to conform to the current period presentation and future filings will include the revised presentation.
The following tables present the effect of the change in presentation to the previously reported line items in the statements of cash flows for each period indicated:

	Six Months Ended June 30, 2021			Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Cash flows from financing activities:
Change in customer funds payable	$—	$3,694	$3,694	$—	$261	$261
Net cash provided by financing activities	283,262	3,694	286,956	281,428	261	281,689
Net increase in cash, cash equivalents, and restricted cash	226,284	3,694	229,978	246,008	261	246,269
Cash, cash equivalents, and restricted cash, beginning of period	17,919	20,924	38,843	17,919	20,924	38,843
Cash, cash equivalents, and restricted cash, end of period	$244,203	$24,618	$268,821	$263,927	$21,185	$285,112

	Year Ended December 31, 2020			Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Cash flows from financing activities:
Change in customer funds payable	$—	$(202)	$(202)	$—	$1,528	$1,528
Net cash provided by financing activities	15,156	(202)	14,954	14,306	1,528	15,834
Net increase in cash, cash equivalents, and restricted cash	13,183	(202)	12,981	8,759	1,528	10,287
Cash, cash equivalents, and restricted cash, beginning of period	4,736	21,126	25,862	4,736	21,126	25,862
Cash, cash equivalents, and restricted cash, end of period	$17,919	$20,924	$38,843	$13,495	$22,654	$36,149

	Six Months Ended June 30, 2020			Three Months Ended March 31, 2020
	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Cash flows from financing activities:
Change in customer funds payable	$—	$(400)	$(400)	$—	$(2,593)	$(2,593)
Net cash provided by financing activities	14,452	(400)	14,052	18,026	(2,593)	15,433
Net increase in cash, cash equivalents, and restricted cash	5,704	(400)	5,304	8,300	(2,593)	5,707
Cash, cash equivalents, and restricted cash, beginning of period	4,736	21,126	25,862	4,736	21,126	25,862
Cash, cash equivalents, and restricted cash, end of period	$10,440	$20,726	$31,166	$13,036	$18,533	$31,569

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Cash flows from financing activities:
Change in customer funds payable	$—	$3,505	$3,505	$—	$2,854	$2,854
Net cash provided by financing activities	19,268	3,505	22,773	(1,143)	2,854	1,711
Net increase in cash, cash equivalents, and restricted cash	1,341	3,505	4,846	(31,646)	2,854	(28,792)
Cash, cash equivalents, and restricted cash, beginning of period	3,395	17,621	21,016	35,041	14,767	49,808
Cash, cash equivalents, and restricted cash, end of period	$4,736	$21,126	$25,862	$3,395	$17,621	$21,016
Reclassification of Restricted Cash
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

Impact of COVID-19
In March 2020, the United States declared a State of National Emergency due to the COVID-19 pandemic. Since then, the Company has continued to operate despite the disruption to many of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through the Company's products and platforms. While this helped avoid significant business, bookings, or revenue disruptions thus far, during the second quarter of 2020, the pandemic did cause a decrease in the Company's transaction fee revenues for certain customers. This was a result of the pandemic's broader economic impact on some companies in heavily transaction-based industries and the related slowing of their business activity. These revenues rebounded in the second half of 2020 and into early 2021.
The Company is unable to predict the full impact the COVID-19 pandemic will have on its future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration, severity, and spread of the virus, actions that may be taken by government authorities, the impact to our customers, employees, and suppliers, and various other factors beyond our knowledge or control. The pandemic has caused the Company to modify its business practices, such as employee travel restrictions, cancellation of physical participation in meetings, events, and conferences, and requiring employees to work remotely. The Company may take further actions as may be required by government authorities or that its determines are in the best interests of its employees and customers. The Company has previously implemented certain cost savings measures, some of which have ended, such as reducing employee incentive compensation programs, and others which are continuing, such as restricted travel and reduced discretionary spend in certain areas. The Company will continue to monitor the situation and adjust its response accordingly.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, technical corrections to tax depreciation methods for qualified improvement property, and appropriation of funds for the SBA Paycheck Protection Program. The Company, through its payroll provider, elected to defer employer side social security payments effective as of April 2020 through December 2020. The total amount deferred of approximately $2.3 million is included in accrued expenses and other in the Condensed Consolidated Balance Sheets as of both September 30, 2021 and December 31, 2020. The Company will pay half of this amount by the end of 2021 and expects to pay the remainder in or before the second half of 2022.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosure about contingent liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, recoverability of deferred tax assets, valuation of acquired assets and liabilities, ongoing impairment reviews of goodwill, intangible assets, and other long-lived assets, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.

Retroactive Adjustments Related to Reverse Recapitalization
On May 14, 2021, the Company filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2021 with the SEC, with such interim financial statements reflecting the reverse recapitalization of Billtrust (refer to Note 1 - Organization and Nature of Business and Note 3 - Business Combination) as if it had occurred as of the beginning of each period presented. As a result, in conformity with U.S. GAAP, the Company has retroactively adjusted its financial statements and related disclosures herein, as of the year ended December 31, 2020, and as of and for the three and nine months ended September 30, 2020, to reflect the aforementioned reverse recapitalization as follows:
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
◦Preferred stock dividends and accretion of preferred stock to redemption value for the nine months ended September 30, 2020 in the amount $6.5 million has been reclassified from redeemable convertible preferred stock to accumulated deficit.
•Within the Condensed Consolidated Statements of Operations and Comprehensive Loss, net loss per share and the weighted average number of shares used to compute net loss per share were adjusted based on the converted number of Class 1 and 2 common shares.
•Within the Notes to Condensed Consolidated Financial Statements:
◦In Note 6 - Loss Per Share, all per share and share amounts for the 2020 periods presented were adjusted based on (1) the converted number of Class 1 and 2 common shares, and (2) the removal of the preferred stock dividends and accretion to redemption value.
◦In Note 7 - Stockholders' Equity and Stock-Based Compensation, stock options outstanding at December 31, 2020 and the weighted average fair value of stock options granted during the nine months ended September 30, 2020 before the Business Combination have been adjusted using the Conversion Rate.
Except as otherwise noted, the financial statements and related disclosures included herein have not been adjusted.
Concentrations of Credit Risk
The Company maintains its deposits of cash, cash equivalents, marketable securities, restricted cash, and customer funds with high-credit quality financial institutions and the amounts of these balances may exceed federally insured limits. The Company’s accounts receivable are reported in the Condensed Consolidated Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. Ongoing credit evaluations are performed, generally with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations as well as on historic experience and such losses, in the aggregate, have not exceeded management’s expectations. As of September 30, 2021 and December 31, 2020 the allowances for uncollectible accounts were $0.3 million and $0.4 million, respectively.
For the nine months ended September 30, 2021 and 2020, no individual customer accounted for 10% or greater of total revenues. As of September 30, 2021 and December 31, 2020, no individual customer had a balance of 10% or greater of accounts receivable.

Presentation of Restricted Cash
The following table summarizes the period ending cash and cash equivalents from the Company's Condensed Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$243,448	$10,219
Customer funds	19,288	22,654
Restricted cash (1)	2,596	3,276
Total cash, cash equivalents, and restricted cash	$265,332	$36,149
(1) Restricted cash consists of collateral for letters of credit required for leased office space. At September 30, 2021 restricted cash is included in other assets in the Condensed Consolidated Balance Sheets. At December 31, 2020 restricted cash is included in other current assets in the Condensed Consolidated Balance Sheets. The short-term or long-term classification is determined in accordance with the expiration of the underlying letters of credit.
Recent Accounting Pronouncements
Accounting Pronouncements Issued and Adopted
In November 2019, the Financial Accounting Standards Board ("FASB") Issued Accounting Standards Update ("ASU") 2019-08, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, amounts recorded as a reduction in transaction price should be based on the grant-date fair value of share-based payment awards. The new guidance was adopted by the Company on January 1, 2021 and the adoption did not have a material impact on its Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance and eliminating several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. The new guidance was adopted by the Company on January 1, 2021 and the adoption did not impact its Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with subsequent ASU's issued that clarify the guidance (collectively, "Topic 842"). Topic 842 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The standard requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and a corresponding right-of-use ("ROU") asset for all leases longer than 12 months. It also changes the definition and classification of a lease, with the classification affecting the pattern of expense recognition, and expands the qualitative and quantitative disclosure requirements of lease arrangements.
The two permitted transition methods under the standard are both modified retrospective methods. Under the first method, the standard is applied to all leases that existed at, or subsequently commenced after, the beginning of the earliest comparative period presented in the financial statements, with a cumulative effect adjustment recorded at the beginning of the earliest comparative period for all leases that commenced prior to such date. Under the second method, comparative periods are not adjusted and the cumulative effect of applying the standard is recorded at the date of initial application. As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The Company will adopt the standard utilizing the modified retrospective method as of January 1, 2021 in which comparative periods are not adjusted. The Company anticipates that it will be required to record a cumulative effect adjustment upon adoption.
The Company expects the standard to have a material impact on its balance sheet as substantially all operating leases greater than 12 months will be recorded as a ROU asset and lease liability. Adoption of the standard will result in an approximate increase of $25.0 million to $33.0 million in total assets and $33.0 million to $40.0 million in total liabilities on January 1, 2021. Adoption will also require that changes in ROU assets and lease liabilities be included in the statements of cash flows. The Company does not expect the standard to have a material impact on its results of operations or liquidity.
Several practical expedients are permitted under Topic 842. The Company expects to elect the package of expedients, including the related disclosure requirements, that permits the use of historical lease classification and accounting under the previous guidance for all leases that expired or existed as of the adoption date. The Company anticipates it will elect to exempt all leases with an original term of 12 months or less from recognition of ROU assets and lease liabilities, and will elect not to separate lease and non-lease components within its leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, with subsequent ASU's issued that clarify the guidance (collectively, "Topic 326"). Topic 326 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" using a forward-looking approach and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Topic 326 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The standard requires an entity to record a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeds its fair value. As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As a result of losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to accounting for income taxes. As a result losing EGC status effective as of December 31, 2021, the Company will be required to adopt the standard for annual reporting on December 31, 2021 and for quarterly reporting beginning with the first quarter of 2022. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
In connection with the Merger:
i.Each issued and outstanding South Mountain Class A and Class B share was converted into one share of Class 1 common stock of the Company; and
ii.All 6,954,500 private placement warrants of South Mountain were cancelled and are no longer outstanding.
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

The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2021 (in thousands):

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
The number of shares of Class 1 and Class 2 common stock of BTRS Holdings Inc. issued immediately following the consummation of the Business Combination, accounted for as a reverse recapitalization, is summarized as follows (in thousands):

Number of Shares
Common Stock outstanding prior to Business Combination	25,000
South Mountain founder shares	5,500
Redemption of South Mountain shares	(2)
Common stock of South Mountain	30,498
Shares issued from PIPE	20,000
Legacy Billtrust shareholders' shares purchased for cash	(9,006)
Recapitalization shares	41,492
Legacy Billtrust stockholders' shares	103,774
Total Shares	145,266
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
The difference in the Earnout Shares issued and the aggregate amounts defined in the Merger Agreement is primarily due to 836,208 unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units (the "Earnout RSUs"), which are subject to the same vesting terms and conditions as the underlying unvested stock options, and are not replacement awards. Additionally, 246,056 shares of common stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4.0 million to the appropriate tax authorities.
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
The following table is a reconciliation of the liability balance at the Closing Date and the changes therein for the nine months ended September 30, 2021 (in thousands):

	Earnout Shares	Sponsor Vesting Shares	Total
Fair value on Closing Date	$191,095	$39,900	$230,995
Fair value adjustment (1)	8,246	1,780	10,026
Amount paid for tax withholding	(4,013)	—	(4,013)
Amount reclassified to equity	(195,328)	(41,680)	(237,008)
Ending balance, September 30, 2021	$—	$—	$—
(1) Included in change in fair value of financial instruments and other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Earnout RSUs issued based on the amount of the unvested options are recognized in earnings as stock-based compensation expense under ASC 718. The fair value of the Earnout RSUs was determined using a Monte Carlo simulation, including the stock price on the Closing Date of $16.80, a risk free rate of 0.5%, and a volatility rate of 42%.
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
The Company performed its annual impairment testing as of October 1, 2020 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairment existed. Subsequent to completing the annual test and through September 30, 2021, there were no events or circumstances that required an interim impairment test. Additionally, as of September 30, 2021, the Company had no accumulated goodwill impairment losses.
All of the Company's goodwill is attributable to its Software and Payments segment. There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2021.

Finite-Lived Intangible Assets
The gross carrying values, accumulated amortization, and net carrying values (reduced for fully amortized intangibles) of finite-lived intangible assets as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$9,690	$(3,118)	$6,572
Non-compete agreements	1,430	(845)	585
Trademarks and trade names	160	(67)	93
Technology	1,540	(764)	776
Total	$12,820	$(4,794)	$8,026

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,350	$(8,698)	$7,652
Non-compete agreements	1,460	(660)	800
Trademarks and trade names	160	(47)	113
Technology	1,540	(571)	969
Total	$19,510	$(9,976)	$9,534
Amortization expense for finite-lived intangible assets was $0.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2021 (remainder)	$317
2022	1,269
2023	1,174
2024	930
2025	737
Thereafter	3,599
Total	$8,026

Note 5 - Revenue and Related Matters
Disaggregated Revenue
The Company disaggregates revenue as set forth in the following table (in thousands):
Revenue by Type

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2021	2020	2021	2020
Subscription and transaction fees	$30,376	$26,130	$89,631	$73,065
Services and other	2,356	2,678	7,809	5,913
Subscription, transaction, and services	$32,732	$28,808	$97,440	$78,978
Contract Assets and Liabilities
Accounts Receivable
Accounts receivable includes amounts billed and currently due from customers. The Company’s payment terms and conditions vary by contract type and generally require payment of 25% to 100% of total contract consideration upon signing. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2021 or December 31, 2020.
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
During the three months ended September 30, 2021 and 2020, the Company recognized $3.5 million and $2.6 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. During the nine months ended September 30, 2021 and 2020, the Company recognized $15.0 million and $8.0 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each period, the Company first allocates revenue to the deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.
The amount of revenue recognized in the nine months ended September 30, 2021 included $2.5 million in the first quarter of 2021 related to the acceleration of previously paid and deferred revenue from a customer that terminated its contract in the first quarter of 2021.
Remaining Performance Obligations
As of September 30, 2021, the Company had approximately $34.3 million of remaining performance obligations, primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue for approximately 91% of this amount during the next 36 months, and the remainder thereafter.
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

Deferred Commissions
The Company capitalizes commissions paid to sales personnel that are incremental and recoverable costs of obtaining customer contracts. These costs are included in deferred implementation and commission costs, current in the Condensed Consolidated Balance Sheets. Commission costs are amortized to earnings ratably over four to five years based on the Company's experience with its customers (including initial contract term and renewal periods), the average customer life of acquired customers, future cash flows expected from customers, industry peers, and other available information.
Commissions associated with subscription-based arrangements are typically earned upon the execution of a sales contract by the customer and when the customer is billed for the underlying contractual period. Commissions associated with professional services are typically earned in the month that services are rendered. Substantially all sales commissions are generally paid at one of three points: (1) upon execution of a customer contract, (2) when a customer completes implementation and training processes or commences transactional-based volume, and/or (3) after a period of three to twelve months thereafter.
During the nine months ended September 30, 2021, the Company capitalized commission costs of $2.7 million and amortized $2.3 million to sales and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss, in addition to commissions which were expensed as incurred related to the achievement of quotas or other sales performance targets. As of September 30, 2021 and December 31, 2020 the Company had approximately $2.7 million and $2.4 million, respectively, of current deferred commissions for amounts expected to be recognized in the next 12 months, and $5.4 million and $5.2 million, respectively, of non-current deferred commissions for amounts expected to be recognized thereafter.
The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2021 or 2020.
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
The following table sets forth the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(11,194)	$(2,715)	$(44,724)	$(12,714)
Denominator:
Weighted-average common shares outstanding	158,316	99,948	154,303	99,876
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.03)	$(0.29)	$(0.13)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive, were as follows as of the dates presented based on the underlying shares and not considering all factors that would be involved in determining the common stock equivalents (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	20,347	16,373	20,347	16,373
Restricted stock units	646	—	646	—
Warrants	12,498	12,500	12,498	12,500
	33,491	28,873	33,491	28,873
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
The Company determined the Public Warrants meet the definition of a derivative pursuant to ASC 815 as they are indexed to the Company’s common stock pursuant to ASC 815-40-15-7 and meet all other criteria for equity classification pursuant to ASC 815-40. Therefore as of the Closing Date, the Public Warrants were accounted for within stockholders' equity as a component of additional paid-in capital in the Condensed Consolidated Balance Sheets. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the warrants for cash.
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

Preferred Stock
As of September 30, 2021, the Board of Directors had authorized 10,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
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
Stock Options
Stock option activity for the nine months ended September 30, 2021 is presented below (in thousands, except per share and contractual life amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,170	$2.69
Granted	8,511	16.56
Exercised	(3,717)	1.50
Forfeited	(617)	10.92
Outstanding at September 30, 2021	20,347	$8.46	8.0	$94,017
Vested and expected to vest at September 30, 2021	17,900	$7.67	7.8	$91,212
Exercisable at September 30, 2021	8,022	$4.71	6.6	$55,794
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive one share of Billtrust common stock upon meeting the vesting conditions. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. The fair value of RSUs is determined based on the closing price of the common stock on the grant date.

Restricted stock unit activity for the nine months ended September 30, 2021 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted (1)	856	16.73
Vested	(189)	16.64
Forfeited (2)	(50)	16.80
Unvested at September 30, 2021	617	$16.75
(1) No RSUs were granted prior to the Business Combination. 836,208 of the granted shares represent the Earnout RSUs issued as part of the Business Combination (refer to Note 3 - Business Combination for further discussion).
(2) Includes 29,443 shares of common stock withheld from employees to satisfy the mandatory tax withholding requirements, for which the Company remitted cash of $0.4 million to the appropriate tax authorities.
Employee Stock Purchase Plan ("ESPP")
Under the terms of the 2020 ESPP, on May 26, 2021, the Board of Directors approved the Company's ESPP offering program. With certain limitations, all Billtrust employees whose customary employment is more than 20 hours per week are eligible to participate in the ESPP.
The initial offering period, which consists of one purchase period, commenced on July 1, 2021 and will run through November 30, 2021. Thereafter, each offering period will run for approximately six months, consisting of a single six month purchase period commencing on each successive June 1 and December 1. At the end of each purchase period, employee payroll contributions are used to purchase shares of the Company's common stock. Employees can elect to have up to 15% of their eligible compensation withheld for the purpose of purchasing shares under the ESPP. During an offering period, employees may decrease their contributions to, or withdraw from, the ESPP by the 20th day of the month in which the purchase period ends, and receive a refund of their accumulated payroll contributions.
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
During the nine months ended September 30, 2021, no shares were purchased or issued pursuant to the 2020 ESPP.
Stock-Based Compensation Expense
The Company records stock-based compensation expense related to all of the Company’s stock-based awards over the requisite service period of the individual grantee, which is generally equal to the vesting period. Stock-based compensation expense was recorded in the following categories in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of subscription, transaction, and services	$436	$77	$1,284	$166
Research and development	1,210	159	3,524	396
Sales and marketing	984	117	3,276	307
General and administrative	3,284	473	12,362	1,118
Total	$5,914	$826	$20,446	$1,987

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0% - 1.2%	0.4% - 0.5%	0.6% - 1.4%	0.4% - 1.6%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	40% - 41%	44% -45%	40% - 42%	39% - 45%
Expected life (in years)	5.5	6.9	5.5	6.9

Weighted average grant date fair value	$4.62	$1.33	$6.45	$1.16
As of September 30, 2021, the total unrecognized stock-based compensation expense related to stock options was $36.5 million. These costs are expected to be recognized over a weighted-average period of 2.9 years.
As of September 30, 2021, the total unrecognized stock-based compensation expense related to RSUs was $9.0 million. These costs are expected to be recognized over a weighted-average period of 2.3 years.
Note 8 - Defined Contribution Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary and are subject to vesting requirements based on four years of continuing employment. The Company generally makes matching contributions of one-half of the first 6% of employee contributions. During the three months ended September 30, 2021, the Company contributed $0.4 million. The Company did not make a material contribution during the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020 the Company contributed $1.3 million and $0.4 million, respectively.
Note 9 - Debt and Capital Lease Obligations
The following table summarizes the Company's total debt and capital lease obligations as of the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020
Term Loan	$—	$44,663
Unamortized debt issuance costs	—	(1,234)
Capital lease obligations (Note 10)	100	246
Net carrying amounts	$100	$43,675
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
Future minimum lease payments under non-cancelable operating and capital leases as of September 30, 2021 are as follows (in thousands):

	Operating Leases	Capital Leases
2021 (remainder)	$1,188	$37
2022	4,644	52
2023	4,343	13
2024	4,197	1
2025	4,159	—
Thereafter	28,136	—
Total minimum lease payments	$46,667	$103
Less: Amounts representing interest		(3)
Present value of lease payments		100
Less: Current portion		(82)
Long-term portion of minimum lease payments		$18
Rent expense for both the nine months ended September 30, 2021 and 2020 was $3.9 million.
Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure pricing for paper, envelopes, and similar products necessary for its print operations. As of September 30, 2021, the Company had approximately $0.4 million remaining under such purchase orders.

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
Income taxes for the nine months ended September 30, 2021 and 2020 are primarily due to tax amortization of indefinite-lived assets and state income taxes.
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
Note 12 - Marketable Securities
The Company’s marketable securities at September 30, 2021 consist entirely of certificates of deposit with a financial institution and have maturity dates of twelve months or less.
Management determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As the Company views its marketable securities as available to support its current operations and does not have the intent to hold the securities to maturity, it has classified them as available-for-sale. All marketable securities are recorded at their fair value (see Note 13 - Fair Value Measurements) with any unrealized gains or losses (except those related to credit losses) recorded in accumulated other comprehensive income. There were no unrealized gains or losses during the nine months ended September 30, 2021. Realized gains and losses, including interest earned, are recorded in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Loss and were immaterial for the three and nine months ended September 30, 2021.
Marketable securities are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates a security for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer, specific events or circumstances that may influence the operations of the issuer, and the Company’s intent to sell the security, or the likelihood that it will be required to sell the security, before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new costs basis is established. The Company did not record any impairments during the nine months ended September 30, 2021.
Note 13 - Fair Value Measurements
The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash, restricted cash, accounts receivable, funds held for customers, other current assets, other assets, accounts payable, accrued expenses (excluding the contingent consideration and warrants discussed below), other current liabilities, and other liabilities approximate their fair value due to their short-term maturities.
Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents, marketable securities, contingent consideration, and warrants to purchase Series C preferred stock (refer to Note 3 - Business Combination). The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
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

	September 30, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds (1)	$25,012	$25,012	$—	$—
Marketable securities:
Certificates of deposit (2)	45,077	—	45,077	—
Total Assets	$70,089	$25,012	$45,077	$—

Liabilities:
Contingent consideration (3)	$370	$—	$—	$370
Total Liabilities	$370	$—	$—	$370

	December 31, 2020
	Balance	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration (3)	$660	$—	$—	$660
Warrants to purchase Series C Preferred Stock (4)	1,172	—	—	1,172
Total Liabilities	$1,832	$—	$—	$1,832
(1) Included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2) Certificates of deposit are valued at amortized cost, which approximates fair value.
(3) The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that required additional consideration to be paid to the sellers annually based meeting certain recurring revenue growth and profitability targets (together, "the Financial Targets") during the three-year period beginning May 1, 2019. No amounts were paid during 2020 or 2021 for the first or second year as the Financial Targets were not met. The year three amount, if any, is expected to be finalized and paid to the sellers by the end of 2022. The range of outcomes for the year three amount cannot be estimated as the amount payable is a percentage of the growth in the Financial Targets. The fair value of the remaining contingent consideration is included in other current liabilities in the Condensed Consolidated Balance Sheets.
(4) The Company had outstanding warrants to purchase Series C stock, (refer to Note 3 - Business Combination). The amount was included in other long term liabilities in the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2021, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.

The following tables present the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Contingent Consideration
Ending balance, December 31, 2020	$660
Fair value adjustment to contingent consideration (1)	(290)
Ending balance, September 30, 2021	$370

Warrants
Ending balance, December 31, 2020	$1,172
Change in fair value (2)	256
Exercise of Series C warrants (3)	(1,428)
Ending balance, September 30, 2021	$—
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
Note 14 - Property and Equipment
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Assets held under capital leases	$3,776	$3,752
Computer, print and mail equipment	9,151	7,998
Furniture and fixtures	4,072	4,073
Leasehold improvements	12,133	12,120
Software	1,580	1,437
Vehicles	95	115
Internal software development	3,025	2,644
Construction in progress	33	79
Total property and equipment	33,865	32,218
Less: accumulated depreciation and amortization	(17,912)	(15,568)
Total property and equipment, net	$15,953	$16,650
Depreciation and amortization expense of property and equipment, including amortization of software development costs and depreciation of capital leases, was $0.8 million for both the three months ended September 30, 2021 and 2020, and $2.4 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company had no material write-offs or disposals of fixed assets during the nine months ended September 30, 2021 and 2020.

Note 15 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued expenses	$15,841	$12,067
Accrued compensation	15,255	9,812
Accrued professional services, taxes, and other expenses	6,597	5,368
Total accrued expenses and other current liabilities	$37,693	$27,247
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

The following tables include a reconciliation of segment revenues, cost of revenues, and gross profits to loss before income taxes (in thousands):

	Three Months Ended September 30, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,367	$26,009	$—	$30,376
Services and other	—	—	2,356	2,356
Subscription, transaction, and services	4,367	26,009	2,356	32,732
Reimbursable costs	8,625	—	—	8,625
Total revenues	12,992	26,009	2,356	41,357
Cost of Revenues:
Cost of subscription, transaction, and services revenue	1,706	3,833	3,829	9,368
Cost of reimbursable costs	8,625	—	—	8,625
Total cost of revenues	10,331	3,833	3,829	17,993
Gross profit:
Total segment gross profit (loss)	$2,661	$22,176	$(1,473)	$23,364
Total segment gross margin	20%	85%	(63)%	56%
Subscription, transaction, and services gross margin	61%	85%	(63)%	71%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(33,601)
Depreciation and amortization				(1,205)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other income (expenses)				275
Loss before income taxes				$(11,167)

	Three Months Ended September 30, 2020
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,724	$21,406	$—	$26,130
Services and other	—	—	2,678	2,678
Subscription, transaction, and services	4,724	21,406	2,678	28,808
Reimbursable costs	9,486	—	—	9,486
Total revenues	14,210	21,406	2,678	38,294
Cost of Revenues:
Cost of subscription, transaction, and services revenue	2,064	3,447	3,066	8,577
Cost of reimbursable costs	9,486	—	—	9,486
Total cost of revenues	11,550	3,447	3,066	18,063
Gross profit:
Total segment gross profit (loss)	$2,660	$17,959	$(388)	$20,231
Total segment gross margin	19%	84%	(14)%	53%
Subscription, transaction, and services gross margin	56%	84%	(14)%	70%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(19,949)
Depreciation and amortization				(1,402)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				(1,562)
Loss before income taxes				$(2,682)

	Nine Months Ended September 30, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$13,355	$76,276	$—	$89,631
Services and other	—	—	7,809	7,809
Subscription, transaction, and services	13,355	76,276	7,809	97,440
Reimbursable costs	26,085	—	—	26,085
Total revenues	39,440	76,276	7,809	123,525
Cost of revenues:
Cost of subscription, transaction, and services revenue	5,532	11,224	11,225	27,981
Cost of reimbursable costs	26,085	—	—	26,085
Total cost of revenues	31,617	11,224	11,225	54,066
Gross profit:
Total segment gross profit (loss)	$7,823	$65,052	$(3,416)	$69,459
Total segment gross margin	20%	85%	(44)%	56%
Subscription, transaction, and services gross margin	59%	85%	(44)%	71%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(97,708)
Depreciation and amortization				(3,924)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				(12,421)
Loss before income taxes				$(44,594)

	Nine Months Ended September 30, 2020
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$13,958	$59,107	$—	$73,065
Services and other	—	—	5,913	5,913
Subscription, transaction, and services	13,958	59,107	5,913	78,978
Reimbursable costs	28,052	—	—	28,052
Total revenues	42,010	59,107	5,913	107,030
Cost of Revenues:
Cost of subscription, transaction, and services revenue	6,573	9,440	8,087	24,100
Cost of reimbursable costs	28,052	—	—	28,052
Total cost of revenues	34,625	9,440	8,087	52,152
Gross profit:
Total segment gross profit (loss)	$7,385	$49,667	$(2,174)	$54,878
Total segment gross margin	18%	84%	(37)%	51%
Subscription, transaction, and services gross margin	53%	84%	(37)%	69%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				(59,781)
Depreciation and amortization				(4,223)
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				(3,438)
Loss before income taxes				$(12,564)

Note 17 - Related Party Transactions
A member of the Company's Board of Directors is also an executive at a company (the "Related Party Customer") that purchases certain of Billtrust's services under an ongoing commercial relationship. During both the three months ended September 30, 2021 and 2020, revenue generated from the Related Party Customer was not material. During both the nine months ended September 30, 2021 and 2020, the Related Party Customer generated total revenues of approximately $0.2 million. At both September 30, 2021 and December 31, 2020, open receivable balances from the Related Party Customer were not material.
The Company also has ongoing commercial agreements with several of Bain Capital Ventures, LLC's ("Bain") portfolio companies ("Portfolio Companies"). Bain is a greater than 5% shareholder of the Company's outstanding common stock at September 30, 2021, and one of the members of the Company's Board of Directors is also an executive at Bain. The Company generated revenue from the Portfolio Companies of $0.1 million during the three months ended September 30, 2021 and revenue generated during the three months ended September 30, 2020 was not material. The Company generated revenue from the Portfolio Companies of $0.1 million during both the nine months ended September 30, 2021 and 2020. The Company did not incur material expenses to the Portfolio Companies during the three months ended September 30, 2021 and 2020. The Company incurred expenses to the Portfolio Companies of $0.1 million during both the nine months ended September 30, 2021 and 2020. At both September 30, 2021 and December 31, 2020, open payables to and open receivables balances from the Portfolio Companies were not material.
Secondary Offering
On July 6, 2021, the Company completed an underwritten secondary offering (the "Offering") of 10,350,000 shares of the Company's Class 1 common stock at a public offering price of $12.25 per share. All of the common stock was offered by existing shareholders. No new shares were issued and Billtrust did not receive any proceeds from the Offering. The gross proceeds from the Offering, before deducting underwriting discounts and commissions, was $126.8 million.
The Company incurred $0.5 million of costs directly related to the Offering, consisting principally of professional, printing, filing, regulatory, and other costs, all of which was paid for on behalf of the selling security-holders. These costs were recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss since the Offering did not generate any proceeds to the Company, and therefore the costs do not qualify to be deferred or charged to additional paid-in capital under ASC 340-10-S99-1.
Note 18 - Subsequent Events
The Company reviews events and transactions that occur after the balance sheet date, but before this Quarterly Report on Form 10-Q is filed with the SEC, to identify matters that require additional disclosure or to provide additional support relative to certain estimates made in preparing the financial statements. The Company has evaluated subsequent events through November 10, 2021, and except as discussed below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
Acquisition of iController BV
On October 7, 2021, Billtrust acquired 100% of the outstanding shares of iController BV ("iController"), a privately-held company based in Ghent, Belgium and Amsterdam, The Netherlands. iController is a business-to-business provider of software-as-a-service (SaaS) intelligent solutions for collections management. Their SaaS offerings enable a wide range of users, from credit and collections managers to chief financial officers, to see payment and collections information and communication in real time, providing visibility into cash flow management. The acquisition is part of Billtrust's strategic plan to expand its physical presence in the European market while enhancing its global collections capabilities.
Pursuant to the terms of the purchase agreement, the Company paid an initial amount of $57.0 million in cash at closing, which is subject to a closing working capital adjustment and typical indemnity provisions from the seller. An additional $0.6 million is payable within a year of the closing date upon completion of certain conditions. Additional amounts may be earned by the sellers during the three-year period following the closing date based on the financial performance of the acquired company during this period.
The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, complete disclosures required under ASC 805 - Business Combinations cannot be made at this time.
The Company recognized $0.5 million of acquisition costs during the three and nine months ended September 30, 2021 related to the iController acquisition. The costs primarily consisted of legal, accounting, and tax professional fees and are included in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 24, 2021, the Company's Amendment No. 1 to the Current Report on Form 8-K (the "Amendment on Form 8-K"), as filed with the SEC on March 24, 2021, and the Company's Registration Statement on Form S-1 as amended (File No. 333-257488), originally filed with the SEC on June 28, 2021.
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements. Certain other amounts that appear in this section may similarly not sum due to rounding.
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
Companies throughout the world have the daunting task of capturing and applying payments from hundreds or thousands of their customers, all via different channels and payment types. Larger buyers, or their outsourced accounts payable ("AP") providers, offer their portals as a means for suppliers to be paid. Suppliers, on the other hand, prefer a single source of payments with clean remittance or payment instructions. To address this large and increasingly growing pain point for suppliers, we created a leading, two-sided B2B payments network, the Business Payments Network ("BPN") that connects buyers and suppliers. We have and continue to build integrations with leading enterprise resource planning ("ERP") and accounting systems, banks, and AP software providers to offer an online supplier business directory, programmatic payment preferences, payment flexibility, and streamlined reconciliation of remittance data.
Customers use our integrated AR platform to automate credit decisioning, online ordering, invoice delivery, payment capture, cash application, and collections. Our solutions integrate with a number of ecosystem players, including financial institutions, ERP systems, and AP software platforms, to help customers accelerate cash flow and generate sales more quickly and efficiently.
Our proprietary technology also offers our customers multiple ways to send invoices (via print, fax, email, online, and AP portals) and receive payments (via paper check, automated clearing house ("ACH"), email, phone, and credit card). Our electronic solutions team works closely with customers to transition their users from paper invoices and payments to electronic, helping them convert from expensive paper invoicing and check acceptance to efficient electronic billing and payments.
We have expanded our product reach and customer base over the past years and scaled our business operations in recent periods. Our total revenues were $123.5 million and $107.0 million for the nine months ended September 30, 2021 and 2020, respectively. As a result of our focus on product development and sales and marketing, we have generated net losses of $44.7 million and $12.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Business Combination with South Mountain Merger Corporation
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

Acquisition of iController BV
On October 7, 2021, we acquired 100% of the outstanding shares of iController BV ("iController"), a privately-held company based in Ghent, Belgium and Amsterdam, The Netherlands. iController is a business-to-business provider of software-as-a-service (SaaS) intelligent solutions for collections management. Their SaaS offerings enable a wide range of users, from credit and collections managers to chief financial officers, to see payment and collections information and communication in real time, providing visibility into cash flow management. The acquisition is part of our strategic plan to expand our physical presence in the European market while enhancing our global collections capabilities. Pursuant to the terms of the purchase agreement, we paid an initial amount of $57.0 million in cash at closing. Refer to Note 18 - Subsequent Events in the Notes to Condensed Consolidated Financial Statements for more information on the acquisition. As the acquisition occurred after the end of the third quarter of 2021, the following discussion and analysis of our financial condition and results of operations does not factor in the acquisition of iController, other than as explicitly indicated.
Impact of COVID-19 on Billtrust's Business
In March 2020, the United States declared a State of National Emergency due to the COVID-19 pandemic. Since then, our business has continued to operate despite the disruption to many of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of AR through our products and platforms. While this helped us avoid significant business, bookings, or revenue disruptions thus far, during the second quarter of 2020, the pandemic did cause a decrease in our transaction fee revenues for certain customers. This was a result of the pandemic's broader economic impact on some companies in heavily transaction-based industries and the related slowing of their business activity. These revenues rebounded in the second half of 2020 and into 2021.
We are unable to predict the full impact the COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration, severity, and spread of the virus, actions that may be taken by government authorities, the impact to our customers, employees, and suppliers, and various other factors beyond our knowledge or control. The pandemic has caused us to modify our business practices, such as employee travel restrictions, cancellation of physical participation in meetings, events and conferences, and requiring employees to work remotely. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. We have previously implemented certain cost savings measures, some of which have ended, such as reducing employee incentive compensation programs, and others are continuing, such as restricted travel and reduced discretionary spend in certain areas. We will continue to monitor the situation and adjust our response accordingly.
Key Factors Affecting Our Performance
We believe our performance and future growth depends on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in our Annual Report on Form 10-K, our Amendment on Form 8-K, and our Registration Statement on Form S-1. For additional information related to key performance metrics we use to evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions, please see the section within this Quarterly Report on Form 10-Q titled “Key Performance Metrics”. We believe the most significant factors affecting our results of operations include:
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
As of September 30, 2021, we had customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction, and consumer products, primarily located in North America. We continue to invest in our sales, marketing, and go-to-market strategies in order to acquire customers in our target markets. Our marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives focus on demand generation and include promotional activity and with an emphasis on online digital marketing programs (e.g. webinars, virtual events). We believe there is a long-term opportunity to expand into large, new markets with compatible trends.
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
Expansion of Relationships with Existing Customers
Our revenue growth depends on our customers’ usage of our range of products. Our ability to monetize transactions and payments is an important part of our business model. As we solve customers’ problems and become more integrated into their daily businesses, we see an increased opportunity to cross-sell to these existing customers. This strategy is achieved by driving adoption of an existing solution across different divisions and/or subsidiaries of an existing customer and then expanding the scope of service with additional solutions. Our ability to influence customers to process more transactions and payments on our platforms will have a direct impact on our revenue.
Our revenue from existing customers is generally reliable due to both the pricing structure and the business-critical nature of the functions our products support for customers. For the nine months ended September 30, 2021 and 2020, 95% or more of our subscription and transaction fees revenue came from customers who had entered into contracts prior to the start of each such calendar year. We expand within our existing customer base by selling additional products on our platform, adding divisions, increasing transactions per customer through proven e-solutions, as well as through effective pricing and packaging our services. Our ability to increase sales to existing customers depends on a number of factors, including our customers’ satisfaction with our solutions, competition, pricing, and overall changes in our customers’ spending levels with us.
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
Total Payment Volume
Total Payment Volume (“TPV”) is the dollar value of customer payment transactions that we process on our platform during a particular period. TPV is made up of the two payment categories:
▪TPV - ACH/Wire - payments made via our software, portals, gateways, and our Business Payments Network that are processed via ACH or wire transfers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in billions)
Total Payment Volume	$21.0	$14.9	$54.9	$39.0

TPV - ACH/Wire	13.5	10.1	35.4	26.8
TPV - Card	$7.5	$4.8	$19.5	$12.2
The increase in TPV for the three and nine months ended September 30, 2021 compared to the prior year periods was primarily due to the addition of new customers on our PayFac platform as well as an increase in existing customer transactions on both our card and ACH/Wire platforms (including an expansion of our product platforms for ACH transactions).
Number of Electronic Invoices Presented
Electronic invoices presented is the number of invoices sent via email, fax, or loaded to a presentment or AP portal, and includes volumes from acquired platforms, where volumes are normalized to best match equivalents on our platform. The measure also includes invoices that are charged on a per transaction basis for legacy customer agreements, as well as for subscription customers with defined tiers of electronic transactions for a fixed price. Electronic invoices presented is an indicator of the growth of our Software and Payments segment revenues, as well as the future opportunity for an electronic payment on those invoices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)
Number of electronic invoices presented	79	74	227	201
The increase in the number of electronic invoices presented for the three and nine months ended September 30, 2021 compared to the prior year periods was primarily due to growth in existing customer transactions on our platforms as well as new customer volumes.
Components of Results of Operations
Revenues
Billtrust generates revenue from three sources: (1) Subscription and Transaction Fees, (2) Services, and (3) Reimbursable Costs.
Subscription and Transaction Fees
Subscription revenues are primarily derived from our hosted software-as-a-service (“SaaS”) platforms that enable billings and payment processing on behalf of customers, credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. Our SaaS solutions do not provide a perpetual license or the right to take possession of our software. Our platforms are billed as a subscription fee on a monthly, quarterly, or annual basis as a part of an overall service agreement with a customer. Subscription revenues from our SaaS solutions are recognized ratably over the customer agreement term, beginning on the date each solution is made available to the customer.
Transaction fees for certain services are billed monthly based on the volume of items processed each month at a contractual rate per item processed. Transaction revenue is recognized in the same period as the transactions are processed. Recurring transaction revenue is recognized monthly as these services are performed based on the volume of transactions processed and are recognized as revenue in the period when the transaction amounts are determined and reported.

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
Cost of Revenues
Costs of Subscription, Transaction, and Services
Cost of subscription, transaction, and services consists primarily of personnel-related costs, including stock-based compensation expense, for our customer success, professional services, file, and payment operations teams, print operations equipment costs, costs directly attributed to processing customers’ transactions (such as the cost of printing and mailing invoices, excluding postage), expenses for processing payments (ACH and credit card), direct and amortized costs for implementing and integrating our cloud-based platforms with customers’ systems, cloud hosting and related costs for the infrastructure directly associated with production platforms, rent and utilities expense for our leased print operations facilities, and allocated overhead costs. Cost of subscription, transaction, and services excludes depreciation and amortization. We expect that cost of subscription, transaction, and services will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period as we continue to invest in growing our business.
Cost of Reimbursable Costs
Cost of reimbursable costs consists of fees for postage related costs, primarily paid to the United States Postal Service or third parties associated with printed and mailed invoice deliveries for our customers, and are recorded at no incremental margin on reimbursable costs revenues.
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, incurred in developing and engineering new products or enhancing existing products, quality assurance and testing of new and existing product technology, maintenance, and enhancement of our existing technology and infrastructure, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platforms, and amortize such costs over the estimated life of the new product or incremental functionality, which is generally three to four years.
In accordance with U.S. GAAP, we expense a substantial portion of research and development expenses as incurred. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenues from period to period as we continue to expand our research and development team to develop new products and product enhancements, as well as to support our growing infrastructure.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platforms through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining customer contracts are deferred and amortized ratably over the estimated period of the customer relationship, which is estimated to be five years.
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

General and Administrative
General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense, for our executive team, talent (human resources), finance, procurement, legal and compliance, and other administrative teams, facility costs (including rent and utilities expense for our leased real estate offices, excluding those used in our print operations) and allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance, and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period.
Depreciation and Amortization
Depreciation and amortization expense includes the costs associated with depreciating our owned furniture and fixtures, computer equipment, software, and technology assets, as well as amortization of leasehold improvements, capitalized software, and amortizable intangible assets.
Interest Income
Interest income consists primarily of income earned on our cash, cash equivalents, and marketable securities.
Interest Expense and Loss on Extinguishment of Debt
Interest expense and loss on extinguishment of debt consists of interest on any outstanding debt, amortization of associated debt issuance costs, payment of early termination fees, and writing off unamortized debt discounts associated with repaying our outstanding debt facilities prior to maturity.
Change in Fair Value of Financial Instruments and Other Income (Expense)
Change in fair value of financial instruments and other income (expense) consists primarily of the change in the fair value of equity instruments that do not meet the criteria to be classified as equity (including Earnout Shares issued in connection with the Business Combination), changes in the fair value of contingent consideration, gains (losses) related to foreign exchange, and other non-operating income (expense).
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
Results of Operations
The following tables set forth select Condensed Consolidated Statements of Operations data, and such data as a percentage of total revenues, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenues:
Subscription, transaction, and services	$32,732	79%	$28,808	75%	$97,440	79%	$78,978	74%
Reimbursable costs	8,625	21	9,486	25	26,085	21	28,052	26
Total revenues	41,357	100	38,294	100	123,525	100	107,030	100
Cost of revenues:
Cost of subscription, transaction, and services	9,368	23	8,577	22	27,981	23	24,100	23
Cost of reimbursable costs	8,625	21	9,486	25	26,085	21	28,052	26
Total cost of revenues	17,993	44	18,063	47	54,066	44	52,152	49
Operating expenses:
Research and development	13,453	33	9,098	24	35,716	29	27,260	25
Sales and marketing	10,310	25	5,745	15	29,226	24	17,296	16
General and administrative	9,838	24	5,106	13	32,766	27	15,225	14
Depreciation and amortization	1,205	3	1,402	4	3,924	3	4,223	4
Total operating expenses	34,806	84	21,351	56	101,632	82	64,004	60
Loss from operations	(11,442)	(28)	(1,120)	(3)	(32,173)	(26)	(9,126)	(9)
Other income (expense):
Interest income	115	—	1	—	349	—	18	—
Interest expense and loss on extinguishment of debt	(2)	—	(1,120)	(3)	(2,947)	(2)	(3,405)	(3)
Change in fair value of financial instruments and other income (expense)	162	—	(443)	(1)	(9,823)	(8)	(51)	—
Total other income (expense)	275	1	(1,562)	(4)	(12,421)	(10)	(3,438)	(3)
Loss before income taxes	(11,167)	(27)	(2,682)	(7)	(44,594)	(36)	(12,564)	(12)
Provision for income taxes	(27)	—	(33)	—	(130)	—	(150)	—
Net loss and comprehensive loss	$(11,194)	(27)%	$(2,715)	(7)%	$(44,724)	(36)%	$(12,714)	(12)%

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020
Total Revenues

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Subscription and transaction fees	$30,376	$26,130	$4,246	16%
Services and other	2,356	2,678	(322)	(12)%
Subscription, transaction, and services	32,732	28,808	3,924	14%
Reimbursable costs	8,625	9,486	(861)	(9)%
Total revenues	$41,357	$38,294	$3,063	8%
The increase in total revenues during the three months ended September 30, 2021 compared to the prior year period was primarily due to a $4.6 million increase in subscription and transaction fees in the software and payments segment as a result of contracting with new customers, existing customers purchasing additional products, and increased transaction volumes, primarily from payments. The growth in transaction volumes was primarily related to the growth in direct card revenue (variable transactional fee revenue associated with card payments on our electronic payments processing platforms). We expect direct card revenue to be an important source of revenue growth as our payment mix shifts from legacy gateway to PayFac. The increase in total revenues was partially offset by (1) a $0.9 million decrease in print segment reimbursable costs, primarily postage, associated with lower print volumes, (2) a $0.4 million decrease in the print segment transactional volumes as a result of existing customers converting to electronic invoicing, and (3) a $0.3 million decrease in services revenue from existing customers purchasing additional professional services engagements.
Cost of Revenues

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$9,368	$8,577	$791	9%
Cost of reimbursable costs	8,625	9,486	(861)	(9)%
Total cost of revenues	$17,993	$18,063	$(70)	—%
The decrease in total cost of revenues during the three months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $0.9 million decrease in reimbursable costs, primarily postage, associated with lower print volumes, (2) a $0.5 million decrease in print related costs resulting from efficiencies in our operations and lower print transactional volumes as a result of existing customers converting to electronic invoicing, and (3) a $0.3 million decrease in third party costs related to our software and payments products. These decreases were partially offset by a $1.5 million increase in personnel-related costs in both the print and software and payments segments, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, and reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic.

Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Research and development	$13,453	$9,098	$4,355	48%
The increase in research and development expenses during the three months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $3.9 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount and (2) a $0.4 million increase in software expenses directly related to product development activities.
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Sales and marketing	$10,310	$5,745	$4,565	79%
The increase in selling and marketing expenses during the three months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $3.9 million increase in personnel-related cost, including stock based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount and (2) a $0.6 million increase in marketing spend initiatives related to promoting our products and product enhancements.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
General and administrative	$9,838	$5,106	$4,732	93%
The increase in general and administrative expenses during the three months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $4.0 million increase in personnel-related costs, including stock-based compensation from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, and reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic and (2) a $0.5 million increase in insurance, professional, and consulting fees for reporting, compliance, and other related requirements as a result of becoming a public company in 2021.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Depreciation and amortization	$1,205	$1,402	$(197)	(14)%
Depreciation and amortization expense during the three months ended September 30, 2021 was consistent with the prior year period as we did not have a material change in purchases, capitalization, write offs, or impairments of property, equipment, or intangible assets during either period.
Total other income (expense)

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Total other income (expense)	$275	$(1,562)	$1,837	118%
The increase in other income during the three months ended September 30, 2021 compared to the prior year period was primarily due to a reduction in interest expense as all of our outstanding borrowings were paid off in the first quarter of 2021 as part of the Business Combination.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Provision for income taxes	$(27)	$(33)	$6	18%
The provision for income taxes for the three months ended September 30, 2021 is consistent with the prior year period due to a low effective tax rate resulting from our net operating losses. We maintain a valuation allowance on our deferred taxes.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Total Revenues

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Subscription and transaction fees	$89,631	$73,065	$16,566	23%
Services and other	7,809	5,913	1,896	32%
Subscription, transaction, and services	97,440	78,978	18,462	23%
Reimbursable costs	26,085	28,052	(1,967)	(7)%
Total revenues	$123,525	$107,030	$16,495	15%
The increase in total revenues during the nine months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $17.2 million increase in the software and payments segment as a result of contracting with new customers, existing customers purchasing additional products, and increased transaction volumes, primarily from payments and (2) a $1.9 million increase in services revenue from existing customers purchasing additional professional services engagements. These increases were partially offset by (1) a $2.0 million decrease in print segment reimbursable costs, primarily postage, associated with lower print volumes and (2) a $0.6 million decrease in transactional volumes in the print segment as a result of existing customers converting to electronic invoicing.
Cost of Revenues

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$27,981	$24,100	$3,881	16%
Cost of reimbursable costs	26,085	28,052	(1,967)	(7)%
Total cost of revenues	$54,066	$52,152	$1,914	4%
The increase in total cost of revenues during the nine months ended September 30, 2021 compared to the prior year period was primarily due to a $5.4 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, and reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic. This increase was partially offset by (1) a $2.0 million decrease in reimbursable costs, primarily postage, associated with lower print volumes and (2) a $1.3 million decrease in print related costs resulting from efficiencies in our operations and lower print transactional volumes as a result of existing customers converting to electronic invoicing.
Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Research and development	$35,716	$27,260	$8,456	31%
The increase in research and development expenses during the nine months ended September 30, 2021 compared to the prior year period was primarily due to (1) an $8.2 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount and (2) a $0.6 million increase in software expenses directly related to product development activities.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Sales and marketing	$29,226	$17,296	$11,930	69%
The increase in sales and marketing expenses during the nine months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $10.9 million increase in personnel-related costs, including commissions and stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of certain Earnout RSUs associated with the Business Combination, reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount and (2) a $1.0 million increase in marketing initiatives spend related to promoting our products and product enhancements.
General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
General and administrative	$32,766	$15,225	$17,541	115%
The increase in general and administrative expenses during the nine months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $13.4 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of certain Earnout RSUs associated with the Business Combination, and reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic and (2) a $4.0 million increase in insurance, professional, and consulting fees for reporting, compliance, and other related requirements as a result of becoming a public company in 2021.
Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Depreciation and amortization	$3,924	$4,223	$(299)	(7)%
The decrease in depreciation and amortization expense during the nine months ended September 30, 2021 is primarily due to certain customer relationship intangible assets that were fully amortized in 2021.
Total other income (expense)

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Total other income (expense)	$(12,421)	$(3,438)	$(8,983)	(261)%
The increase in other expenses during the nine months ended September 30, 2021 compared to the prior year period was primarily due to (1) a $10.0 million increase in the fair value of Earnout Shares and (2) a $2.8 million a loss on extinguishment of debt associated with the early payment of all of our outstanding borrowings, both as part of the Business Combination. These increases were partially offset by a $3.1 million reduction in interest expense as all of our outstanding borrowings were paid off in the first quarter of 2021.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%

	(in thousands)
Provision for income taxes	$(130)	$(150)	$20	13%
The provision for income taxes for the nine months ended September 30, 2021 is consistent with the prior year period due to a low effective tax rate resulting from our net operating losses. We maintain a valuation allowance on our deferred taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, cash flows from financing activities, and, since becoming a public company, through public offerings of equity securities. As of September 30, 2021, we had cash and cash equivalents of $243.4 million and marketable securities of $45.1 million. Our primary uses of liquidity are operating expenses, capital expenditures, and acquiring businesses.
As discussed earlier, we acquired iController on October 7, 2021. The $57.0 million acquisition payment on the closing date was funded entirely with cash on hand. Additional amounts are payable during the three-year period following the closing date based on the financial performance of the acquired company and other certain conditions.
We believe our current cash, cash equivalents, marketable securities, and cash flows from financing activities, including the reduction in cash used to acquire iController and additional consideration payable, if any, are sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Net cash used in operating activities	$(9,809)	$(4,041)	$(5,768)	(143)%
Net cash used in investing activities	(46,647)	(1,506)	(45,141)	(2,997)%
Net cash provided by financing activities	282,945	15,834	267,111	1,687%
Net increase in cash, cash equivalents, and restricted cash	$226,489	$10,287	$216,202	2,102%
Operating Activities
Cash flows from operations have historically been negative as we continue to invest in our product features and platform, develop new products, and increase our sales and marketing efforts to sign contracts with new customers, and expand the product breadth within existing customers. We do not expect this trend to change on an annual basis, although we do see quarterly shifts where cash flows from operations may be positive, primarily due to invoicing and collecting subscription fees from customers which are typically payable in advance.
The $5.8 million increase in cash used for operations for the nine months ended September 30, 2021 compared to the prior year period was primarily due to a $4.5 million decrease in cash generated from working capital items, primarily accounts receivable due to strong business growth, and combined with the effect of non-cash items, a $1.3 million increase in net loss.
Investing Activities
During the nine months ended September 30, 2021 cash used in investing activities was $46.6 million, which consisted of $45.1 million for the purchases of marketable securities and $1.6 million for purchases of property and equipment. During the nine months ended September 30, 2020 cash used in investing activities consisted of $1.5 million for purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2021 cash provided by financing activities was $282.9 million, which primarily consisted of $329.7 million of proceeds from the Business Combination and PIPE Financing, net of offering costs. These proceeds were partially offset by $46.2 million used to fully repay our outstanding borrowings, including debt extinguishment costs, pursuant to the Business Combination.
During the nine months ended September 30, 2020 cash provided by financing activities was $15.8 million, primarily consisting of $49.5 million in proceeds from borrowings, net of issuance costs, offset by $34.8 million in repayments on the outstanding borrowings.
Contractual Obligations
There has been a material change to the contractual obligations table as disclosed in our Annual Report on Form 10-K and our Amendment No. 1 to the Current Report on Form 8-K, as filed with the SEC on March 24, 2021, due to the Business Combination. As of September 30, 2021, our future contractual obligations table is as follows (in thousands):

Contractual Obligations (1)	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Capital leases	$103	$84	$19	$—	$—
Operating leases	46,664	4,669	8,640	8,228	25,127
Purchase commitments (2)	378	378	—	—	—
Contingent consideration (3)	370	370	—	—	—
Total contractual cash obligations	$47,515	$5,501	$8,659	$8,228	$25,127
(1) In connection with the Business Combination on January 12, 2021, we repaid all amounts outstanding on our long term debt. Accordingly, long term debt is no longer shown as a contractual obligation.
(2) Purchase commitments principally consist of contractual commitments for supplies used in our print operations.
(3) The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that required additional consideration to be paid to the sellers annually based meeting certain recurring revenue growth and profitability targets (together, "the Financial Targets") during the three-year period beginning May 1, 2019. In May 2021, we determined the second year Financial Targets were not met and accordingly reduced the amount of remaining contingent consideration payable.
Except as noted above, there were no material changes to our contractual obligations.
In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.
Off-Balance Sheet Arrangements
As of September 30, 2021, other than the operating leases described in the Notes to Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital.
Non-GAAP Financial Measures
In addition to our results determined in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance.
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
Adjusted Gross Profit (non-GAAP) & Adjusted Gross Margin (non-GAAP)
Adjusted gross profit (non-GAAP) is defined as total revenues less total cost of revenues, excluding depreciation and amortization, plus stock based compensation expense included in total cost of revenues. Adjusted gross margin (non-GAAP) is defined as our adjusted gross profit (non-GAAP) divided by total revenues less reimbursable costs revenue or net revenue (non-GAAP).
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

The following table presents a reconciliation of our net revenue (non-GAAP), adjusted gross profit (non-GAAP), and adjusted gross margin (non-GAAP) to their most directly comparable U.S. GAAP financial measures (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$41,357	$38,294	$123,525	$107,030
Less: Reimbursable costs revenue	8,625	9,486	26,085	28,052
Net revenue (non-GAAP)	$32,732	$28,808	$97,440	$78,978

Total revenues	$41,357	$38,294	$123,525	$107,030
Less: Cost of revenues, excluding depreciation and amortization	17,993	18,063	54,066	52,152
Gross profit, excluding depreciation and amortization	23,364	20,231	69,459	54,878
Add: Stock-based compensation expense included in cost of revenues	436	77	1,284	166
Adjusted gross profit (non-GAAP)	$23,800	$20,308	$70,743	$55,044

Gross margin, excluding depreciation and amortization	56.5%	52.8%	56.2%	51.3%
Adjusted gross margin (non-GAAP)	72.7%	70.5%	72.6%	69.7%
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA (non-GAAP) is defined as net loss and comprehensive loss, plus (1) income tax benefit (expense), (2) the change in fair value of financial instruments and other income (expense) including the change in the fair value of liabilities (for earnout shares, warrants, contingent consideration, or other items classified as liabilities), (3) interest expense and loss on extinguishment of debt, (4) depreciation and amortization, (5) stock-based compensation expense, (6) restructuring and severance costs, (7) acquisition and integration costs, and (8) other capital structure transaction costs, minus (9) interest income.
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
We believe that excluding the impact of these expenses in calculating adjusted EBITDA (non-GAAP) can provide a useful measure for period-to-period comparisons of our core operating performance. We believe it is useful to exclude certain non-cash charges, such as share-based compensation expense from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. Other income (expense), net, includes interest income, loss on asset disposals, and fair value adjustments related to earnout shares, warrants, contingent consideration, and other items classified as liabilities. Restructuring and severance costs are associated with realigning our organization or cost structure. Acquisition and integration expenses are related to the third-party costs associated with acquiring companies and internal direct costs associated with integrating acquired companies and their customers. These costs are not expected to recur within two years, for prior acquisitions, and only reoccur if we have new acquisitions. Our last acquisition included in these results was in April 2019. Other capital structure transaction costs are related to third-party fees, including investment banking, legal, accounting, and other professional advisory fees associated with financing transactions, such as the secondary offering of our common stock completed in July 2021. These costs are not expected to recur over the next two years as the secondary offering was a one-time transaction between existing and new shareholders, with no new shares being issued or offered by us.

The following table reconciles adjusted EBITDA (non-GAAP) to the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss and comprehensive loss	$(11,194)	$(2,715)	$(44,724)	$(12,714)
Provision for income taxes	27	33	130	150
Change in fair value of financial instruments and other income (expense)	(162)	443	9,823	51
Interest expense and loss on extinguishment of debt	2	1,120	2,947	3,405
Interest income	(115)	(1)	(349)	(18)
Depreciation and amortization	1,205	1,402	3,924	4,223
Stock-based compensation expense	5,914	826	20,446	1,987
Restructuring & severance	35	77	358	359
Acquisition and integration expense	257	26	257	162
Other capital structure transaction costs	—	—	498	—
Adjusted EBITDA (non-GAAP)	$(4,031)	$1,211	$(6,690)	$(2,395)
For the three months ended September 30, 2021 adjusted EBITDA decreased $5.2 million compared to the prior year period. For the nine months ended September 30, 2021 adjusted EBITDA decreased $4.3 million compared to the prior year period. The change in both periods is primarily due to an increase in total revenues offset by higher operating expenses as discussed in the sections titled "Comparison of Results of Operations".
Free Cash Flow (non-GAAP)
Free cash flow (non-GAAP) is defined as net cash used in operating activities, less purchases of property and equipment (which includes capitalized internal-use software costs).
We believe free cash flow (non-GAAP) is an important liquidity measure of the cash available for our operational expenses and investment in business growth. It is useful to investors as a liquidity measure of our ability to generate or use cash to, maintain a strong balance sheet, and invest in future growth. The most directly comparable U.S. GAAP measure to free cash flow (non-GAAP) is net cash used in operating activities in the Condensed Consolidated Statement of Cash Flows.
The following table presents a reconciliation of free cash flow to the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$1,012	$3,397	$(9,809)	$(4,041)
Purchases of property and equipment	(450)	(196)	(1,570)	(1,506)
Free cash flow (non-GAAP)	$562	$3,201	$(11,379)	$(5,547)

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of that date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our quarter ended September 30, 2021. In response to the COVID-19 pandemic, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely, which required us to modify some of our control procedures. These changes have not been material and we are continually monitoring and assessing the COVID-19 situation to minimize the impact on our internal control design and operating effectiveness.

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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 24, 2021, the section titled "Risk Factors" contained in both our Amendment No. 1 to the Current Report on Form 8-K (the "Amendment on Form 8-K"), as filed with the SEC on March 24, 2021, and in our Registration Statement on Form S-1, as amended (File No. 333-257488), originally filed with the SEC on June 28, 2021 (the "Registration Statement on Form S-1"), which remain applicable to our business. There have been no material changes in the risk factors described in our SEC filings noted above, other than the additional risk factor noted below, which was included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021:
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
We expect that the loss of EGC status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
3.2	Amended and Restated Bylaws of the Company, dated January 12, 2021(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.3	Amended and Restated Registration Rights Agreement, dated October 18, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.5 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(#)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(#)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
(#) Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2021	BTRS Holdings Inc.

	By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chief Financial Officer
(Principal Financial Officer)