Form 10-K
period 2021-12-31
BTRS Holdings Inc.
filed 2022-03-09
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-38947
_____________________________________________________________________________________________________________
BTRS HOLDINGS INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of Class 1 Common Stock held by non-affiliates of the Registrant on June 30, 2021 was approximately $1.1 billion. Stock beneficially owned by each executive officer, director, and holder of more than 5% have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Class 1 and Class 2 common stock outstanding as of March 2, 2022 was 159,474,754 and 3,395,989, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement related to its 2022 Annual Stockholder’s Meeting, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BTRS HOLDINGS INC.
i

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “the Company,” “Billtrust,” “we,” “us,” "our,” "it," and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries. It also contains registered marks, trademarks, and trade names of other companies, all of which are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, endorsement, or sponsorship of us by these other companies.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially,” or the negative of these terms or similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends we believe may affect our financial condition, results of operations, business strategy, and financial needs.
These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” under Part I, Item 1A and elsewhere in this Annual Report on Form 10-K, including among other things, risks associated with:
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
•the direct or indirect consequences of acts of war, terrorism, or social unrest;
•the timing, outcome, and results of integrating our operations with newly acquired companies;
•any disruption of management time from ongoing business operations due to recent acquisitions;
•creating additional infrastructure to support our operations as a public company, losing emerging growth company status, and becoming a large accelerated filer effective as of December 31, 2021;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans, and opportunities;
•our growth strategy for expanding our operations both within and outside the United States;
•our ability to acquire or invest in businesses, products, or technologies that may complement or expand our products or platforms, enhance our technical capabilities, or otherwise offer growth opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
These risks are not exhaustive. Additional factors could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time
ii

means that actual events are bearing out as expressed or implied in such forward-looking statements. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.
iii

PART I
ITEM 1. BUSINESS
Overview
Billtrust is a leading provider of cloud-based software and integrated payment processing solutions that simplify and automate business-to-business (“B2B”) commerce. For businesses around the world, there is a high degree of cost, risk, and complexity in timely receiving cash and recognizing revenue; Billtrust solves these problems by addressing both sides of the payment equation, delivering an order-to-cash platform that spans credit-to-cash application and collection, integrated with an open network connecting the B2B payments ecosystem.
Our solution is at the forefront of the ongoing digital transformation of accounts receivable (“AR”), providing mission-critical solutions that span credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. Our Business Payments Network (“BPN”) connects B2B buyers and sellers to a community of banks, FinTechs, and card brands. Billtrust automates payments from digital lockbox to final posting in ERP, bridging receivables with buyers’ payment processes so sellers can manage cash flow more strategically and make it easier for customers to do business with them.
Customers use our software as a service (“SaaS”) platform to transition from expensive paper invoicing and check acceptance to efficient electronic billing and payments, simplifying and accelerating transactions. Our scalable platform lets our customers maximize straight-through processing of invoicing, payments, and cash application while also reducing headcount. The machine learning capabilities and rules engine within our SaaS platform continuously evolve to solve order-to-cash challenges and deliver a higher rate of touchless transactions. We work with industry-leading security partners and take proactive steps to keep data secure from threats.
Collectively our platform reduces the complexity of B2B commerce for our customers. According to a 2019 Billentis report, there are over 280 billion annual invoices globally, but a significant proportion of B2B payments are still made by paper check. As we drive electronic invoice adoption, there is a significant opportunity to monetize electronic payments, which further expands our network in a virtuous cycle. According to Visa’s 2019 annual report, there is over $120 trillion of global B2B payment volume, and, according to a 2018 MasterCard report, over 50% of B2B payments are still made by paper check. Compounding this problem, there has been a recent proliferation of accounts payable (“AP”) software providers focused on enrolling suppliers in their network, which forces suppliers to post invoices into multiple AP portals. In addition, AP software providers are promoting acceptance of electronic payments, including single-use virtual cards, which has added stress and complexity to supplier AR systems.
Our secure, proprietary platform offers customers multiple ways to present invoices (online, email, AP portal, and print/mail) and receive payments (credit card, automated clearing house (“ACH”), email, phone and paper check). Our electronic solutions (“eSolutions”) team works closely with our customers to transition their users from paper invoices and payments to electronic, which results in accelerated savings, faster realization of cash, a reduced environmental footprint, and a better user experience. In turn, we benefit from margin expansion and incremental revenue through the monetization of electronic payments. We help customers prioritize which problems to solve, regularly assess ROI, optimize the impact of digitization across processes, and drive more value for their companies, allowing AR teams to play a more strategic role in moving a business forward.
In 2017, we created the BPN, which is a powerful network that connects buyers, suppliers, and financial institutions to simplify and streamline the process of accepting electronic payments. Most order-to-cash solutions focus too narrowly on just AR, leaving out the rest of the B2B payments ecosystem. The BPN was developed to extend a company’s order-to-cash functionality to all the buyers and third parties that require interactions with their AR team, allowing them to achieve unprecedented levels of digital payments thus simplifying and accelerating invoicing and payments acceptance. The BPN has built-in integrations with leading ERP and accounting systems, AP software providers, payment card issuers, and payment acceptance networks. The BPN offers a supplier business directory, programmatic payment preferences, payment acceptance flexibility, and streamlined reconciliation of remittance data.
As of December 31, 2021, over 2,400 enterprise and middle market customers use or are being onboarded to our platform to help them manage their AR operations and process payments. We have customers across diversified industry verticals, including technology, healthcare, industrial, wholesale distribution, consumer packaged goods, and others. Our customers include many of the largest Fortune 500 companies, as well as high-growth Fortune 1,000 and middle market businesses. Generally, our customers are in high-bill volume industries with complex billing needs, including those with a diverse customer base, multiple distribution channels, and numerous product SKUs. Our technology, distribution, and support can be configured to the specific billing and payment needs of customers in each of these verticals.
Our go-to-market strategy is highly targeted, including market-directed demand generation strategies and a direct sales organization. We acquire customers through targeted account-based marketing, content-rich marketing campaigns, and referrals from channel partners and customers. Our target customers are enterprise and middle market B2B businesses with at least $50 million in annual revenue. As of December 31, 2021, our channel partners included several of the largest financial institutions in the United States, including J.P. Morgan Chase, as well as a growing network of referral and reseller partners. We make our software accessible by integrating with leading ERP systems and accounting system vendors, including Oracle, SAP, Infor, Epicor, Microsoft, and Sage. In addition to financial institutions, we have strategic relationships across the BPN, most notably with Visa, as well as strategic relationships with AP software providers, including AvidXchange, Inc. (“AvidXchange”), FIS, Comdata, and Finexio.
For the year ended December 31, 2021, we derived approximately 62% of our total revenue and 79% of our net revenue (non-GAAP) from a combination of software and payments fees paid by our customers, which primarily include recurring monthly subscription fees, transaction processing fees, and a percentage of payment volume processed for certain payment transactions. We also earn professional service fees that are typically based on contracted hourly rates, which represented approximately 6% of our total revenues and 8% of our net revenues (non-GAAP) for the year ended December 31, 2021. A high percentage of our revenue is recurring because of the subscription nature of our SaaS platform offerings and the consistency of B2B transaction volumes and payments. We maintain outstanding customer and revenue retention rates due to our focus on and commitment to customer success, the high-quality, mission-critical, and embedded nature of our solutions, and the disruption and high switching costs associated with these solutions.
We have grown and scaled our business operations rapidly in recent periods. We processed $77.7 billion in total payment volume, of which $27.5 billion was for credit card payment volume in 2021, which represented 42% and 55% year-over-year growth, respectively. Our total revenues were $166.4 million and $145.7 million for the years ended December 31, 2021 and 2020, respectively. Our net revenue (non-GAAP) was $131.6 million and $108.6 million for the years ended December 31, 2021 and 2020, respectively. We incurred net losses of $61.2 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively. Our top 10 customers, with an average relationship length of approximately seven years, contributed to approximately 19% and 20% of total revenues during each of the years ended December 31, 2021 and 2020, respectively and approximately 18% and 17% of net revenue (non-GAAP) during each of the years ended December 31, 2021 and 2020, respectively. For further explanation of the uses and limitations of this measure and a reconciliation of net revenue (non-GAAP) to the most directly comparable GAAP measure, total revenues, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
Industry Overview
•Huge Market. According to Visa, B2B commerce drives approximately two-thirds of global payments. The transactions between businesses annually generate 280 billion global invoices and an associated $120+ trillion of global commercial payments. Conventional AR processes for B2B invoicing and payment are highly dated and ripe for disruption. To illustrate, in the United States alone, more than 50% of payments are still being made by paper check, presenting a huge market opportunity for digital transformation. We believe our global total addressable market for digital transformation of accounts receivables with integrated payments is extremely large, and estimate that in North America alone the total addressable market is approximately $10.9 billion, based on an estimated 43,500 businesses with annual revenues of $50 million or more in the United States and Canada that are in industries that use our products and services and with a potential estimated annual revenue of approximately $250,000 for each such business, which is our estimated representative annual spend for customers that fully utilize our platform.
•Favorable Trends. The need for modern, digital invoice presentment and payment acceptance is fueled by B2B buyers and governments. B2B commerce is increasingly digital, with the global B2B e-

commerce market size estimated to reach $20.9 trillion by 2027. Rapid adoption of SaaS platform AP solutions like AvidXchange, Coupa, and Bill.com by B2B buyers creates complexity for supplier AR departments, requiring manual activity for invoice presentment, remittance capture, and electronic payment processing. In addition, governments are requiring B2B sellers to interact with electronic tax validation systems in order to present invoices. The COVID-19 pandemic accelerated demand for faster and more efficient digital B2B interactions. Companies need solutions that enable AR professionals to work outside of the office, generate cost and environmental savings from operational efficiency, address increased pressure on working capital, and provide a superior customer experience. Our platform addresses such challenges and is poised to benefit from these favorable industry conditions.
•Key Market Challenges. Finance leaders globally are tasked with digitally transforming their AR processes. Major AR-related challenges listed by finance leaders include high operating expenses, insufficient speed of receiving and applying cash, working capital tied up by high days sales outstanding (“DSO”), and costly manual labor with high risk of errors. In addition, for their businesses to remain competitive, finance leaders also increasingly seek to provide a differentiated experience to their business customers, including self-service capabilities, integrated payments, automated interaction with AP portals, and real-time customer credit insights to enable faster transactions.
Sending invoices via mail and manually processing paper checks and remittance is labor intensive and costly, and exposes businesses to risk from third parties like postal services. Businesses that have not automated their collections processes are unable to drive process consistency across teams, effectively optimize account targeting, or systematically execute multi-touch campaigns to increase recoveries. AR leaders are under pressure to address these inefficiencies, with seven out of ten in the United States indicating they plan to adopt accounts receivables automation solutions by 2023.
There is a new generation of companies focused on B2B automation, and we have been a leader in this field since Factor Systems, Inc. (dba Billtrust) (“Legacy Billtrust”) was incorporated in 2001.
What Sets Us Apart
Our platform enables our customers to do what they do best, run their businesses, and it provides the following key benefits:
•Billtrust Deploys Great Software. Our cloud-based AR platform was purpose-built for enterprise and mid-market customers spanning more than 40 industry verticals. Our powerful and proprietary technology platform combines cloud-based software and integrated payments capabilities to create end-to-end B2B commerce solutions for our customers. Our solutions are mission-critical and used by millions of users. Our software is highly configurable based on business needs, with capabilities covering credit, ordering, invoicing, payments, cash application and collections. We provide customers with a unified and mobile platform that seamlessly integrates with their ERP systems for real-time pricing, availability, processing, and tracking.
•Powerful Order-to-Cash Platform Enabling Better B2B Transactions. Our scalable order-to-cash platform lets customers maximize straight-through processing of invoicing, payments, and cash application, regardless of how many transactions they process each day. Our platform enables customers to bridge AR with their buyers’ payment processes, so they can manage cash flow more strategically and make it easier for customers to do business with them.
•Extensive Ecosystem Integrations. The digital transformation of AR requires integration with various participants, including AP portals, banks, ERP systems, and other independent software vendors. Our platform seamlessly connects with these participants. Many of these participants have different standards and protocols, and it is a challenge for suppliers to satisfy and maintain their interoperability as standards and protocols change over time. Our robust integrations and partner ecosystem enable businesses to send and receive invoices and payments the way they want. For example, connect to over 170 leading AP portals to automatically deliver invoices, enabling AR professionals to avoid the labor and expense of manually keying invoice data.
•Integrated Payments with Frictionless Money Movement Capabilities. The ultimate objective of AR is to receive and apply payments quickly and efficiently. Our platform enables payment acceptance and remittance capture to be achieved across various touchpoints. We support multiple payment modalities as well as a wide variety of currencies. Additionally, we help our customers comply with various regulations including those related to privacy, anti-money laundering (“AML”), and Payment Card Industry Data Security Standard.
•Generate High Customer Return on Investment with a Short Payback Period. We are focused on driving business outcomes by reducing risk and complexity involved in our customers getting paid. Our solutions automate AR departments, accelerate cash flow, minimize personnel-hours, reduce processing and compliance costs, and help our customers scale more efficiently. We achieve these results for our customers by optimizing across credit, order, invoicing, payments, cash application and collections functions. We have a dedicated customer success team that helps our customers deploy best practices and uses a data-driven campaign-based approach to rapidly drive our customers’ customers to adopt electronic solutions. Our eSolutions programs drive significantly more usage of electronic invoice delivery and payments and provide greater cost savings for our customers than organizations trying to do it on their own.
•Business Payments Network (BPN): Removing Friction from B2B Transactions to Bridge AR and AP. Our BPN extends the functionality of our platform by connecting our customers’ payment process to anyone, anywhere, regardless of whether they are a Billtrust customer. The BPN is a unique, two-sided B2B payments network that brings together suppliers and buyers in a highly efficient manner. According to a 2018 Mastercard report, more than 50% of B2B payments are still done by paper check and via manual processes. Our proprietary “Digital Lockbox” combines payments and remittance data from multiple sources, accelerating payments and dramatically decreasing manual cash application processes. As an open network, the BPN provides broad support for the payments industry and currently integrates with 170 AP providers and banks with its open network approach.
Growth Strategies
We take a multi-pronged approach to growing our business. Some of the key elements include:
•New Customer Acquisition. We have an opportunity to further scale sales and marketing activities to acquire new logos in both the mid-market and enterprise space. By investing in demand generation and account-based marketing programs and broadening our sales coverage teams, we can increase the quantity of new sales opportunities and resultant conversions to customers. We also continue to grow through the volume of referrals from existing partners and customers who provide us with an additional pipeline of prospects.
•Cross and Up-sell to Existing Customers. The breadth of our platform enables a land-and-expand approach to increasing customer value. Customers generally contract for a subset of available modules and then expand as they progress on their digital transformation journey. In addition, newly acquired customers may begin with one operating division or subsidiary company creating a meaningful opportunity to increase the value delivered and resultant revenue to us by cross-selling to other business units within a corporate entity. Our annual customer revenue churn rate of approximately 3% or less over the last three years demonstrates the sticky nature of our customer relationships and our software and payments net dollar retention rate of greater than 100% evidences the opportunity for expanded growth within the existing customer base.
•Monetize Payments. The B2B payments space is ripe for digital transformation, and we have a compelling opportunity to increase our volume of payments processed and further monetize a larger proportion of transactions as they shift to digital methods from paper check. For the year ended December 31, 2021, the monetary volume associated with invoice data processed across our various modules was over $1.0 trillion. We directly processed approximately $77.7 billion in electronic payments on behalf of our customers over the same time period. As more customers shift to accepting digital payments, we will monetize this increased activity through higher subscription and merchant processing revenue. This accelerating shift to digital payments across B2B fuels revenue growth opportunities with existing customers, new logos, and within the BPN for us.
•Scale the BPN. We believe the BPN is currently the leading open payments network in the B2B space. Our relationship with Visa provides distribution into multiple bank channels, and when combined with the growing count of participating AP entities, the BPN is serves as “the predominant rails” for B2B payments. As our customers and their end customers connect through the BPN, our member network organically expands, and we are able to monetize different parts of the network and increase revenue from the BPN. We charge fees when AP providers send payments, when suppliers receive payments, and when we process payments through our payment facilitator merchant processing solution. We expect the BPN to provide significant revenue growth opportunities.
•Scaling Revenue through Partnerships. We’ve built relationships in three sectors that will continue to be avenues for growth: (1) Financial institutions, including banks and card networks, (2) Technology providers, including software developers, ERPs, and FinTech firms, and (3) Industry, services, and consulting organizations, including value added resellers (“VARs”), software integrators (“SIs”), industry associations, and consulting companies.
•Expand into New Geographies. The market for global invoicing services is significant, with over 280 billion annual invoices delivered worldwide. In 2021, we began to execute our strategy for expanding globally to take advantage of that opportunity by acquiring iController BV, part of the groundwork for a strong expansion into Europe in 2022.
•Strategic M&A. In addition to growing our business organically, we will continue to pursue strategic acquisitions to increase market share, enhance solutions and capabilities, and expand internationally, as was demonstrated by the acquisition of iController BV in 2021. We have a proven track record of successfully sourcing, acquiring, and integrating acquisitions, which has enhanced our growth and has helped build out our end-to-end platform. Our dedicated team of corporate development professionals and deep experience in M&A favorably position us for success in this area.
Our Platform and Solutions
We are an established leader in the digital transformation of AR and B2B payments, with what we believe (based on publicly available information and company research) is the largest customer base of any North American company focused on driving digital transformation across AR with integrated payments. Our proprietary SaaS platform enables modern AR that makes getting paid simpler for our customers and includes a comprehensive B2B payments solution. Modules include credit decisioning and monitoring, online ordering, invoicing, cash application and collections. By automating more of the order-to-cash process, our customers can shorten their cash cycle while we help them deliver a better experience for their buyers. Tasks can be completed faster, with less exceptions to manage, enabling better and faster customer service, and allowing teams to be deployed to higher-order tasks, increasing employee morale and productivity while improving buyer relationships. Greater visibility across the entire order-to-cash cycle gives customers a better picture of their buyers, enabling better business decisions on their behalf, and more control over the levers that help better manage cash flow. And while transforming AR from manual to digital can take effort, Billtrust’s platform lets customers do so in phases, only using the capabilities they need now while knowing other features of the platform can be implemented later.
In 2017, we launched the BPN, which is an open, two-sided network that leverages our AR platform and connects the financial services ecosystem across AP providers, payment card issuers, and banks to bring together suppliers and buyers. The BPN automates the acceptance of electronic payments and remittance data, which is seamlessly delivered to supplier accounting and ERP platforms.

We also entered into a BPN services agreement with Visa under which Visa utilizes, promotes, and markets BPN access and services to banks. The business services agreement became effective on April 4, 2019 and has a term of four years through April 4, 2023 (subject to a potential one-year extension). Under the business services agreement, Visa makes a minimum prepayment to us each year for related BPN transactions in that year, which to date has funded the amounts due from Visa to us under the services agreement. We rely on our strategic relationship with Visa to accelerate adoption of, and grow the users for, transactions processed on the BPN.
•Credit Application. Our B2B credit application module provides a modern digital process that delivers credit-related information in real-time to streamline prospect evaluation and new customer onboarding during initial sales activity. The solution provides for complete digitization and eliminates frictional challenges resulting from manual application processing, slow data validation and inconsistent review criteria, resulting in accelerated credit decisions and approvals aligning to corporate risk tolerance. The module provides a highly configurable workflow and branding capabilities.
•Credit Management. Our credit management module provides ongoing risk assessment for our customers’ customers. Our proprietary software aggregates industry trade-network inputs, bureau reports, and other third-party data to create accurate and up-to-date credit profiles. Our software also performs granular data analysis, delivering smart recommendations while our artificial intelligence (“AI”)-assisted data weighting and scoring increases accuracy. Profiles, data, and insights are made available to align day-to-day operations with corporate risk strategy.
•Order/E-commerce. Our order/e-commerce module provides B2B wholesale distributors with robust e-commerce capabilities. Our offering delivers an optimized and personalized configuration, ordering, and payment experience. Configurable and seamlessly integrated with existing ERP systems and third-party product content providers, our solution enables our customers to serve their customers 24/7 with deep B2B functionality. The web experience is augmented by an AI-powered recommendation engine and a robust native mobile application.
•Invoicing. Our invoicing module enables our customers to optimize invoice delivery across all distribution channels. Our module ingests invoice data from a myriad of ERP systems and delivers invoices in ways that reflect customer needs and preferences. The solution includes customer-branded e-presentment portals, e-bills, email billing, automated entry into AP portals via direct integration and robotic process automation, and highly efficient print and physical delivery ensuring rapid and cost-efficient presentment and delivery. The solution also includes support from our customer success team that leverages data from our BPN supplier business directory to help our customers migrate their customers to highly efficient electronic delivery methods.
•Integrated B2B Payments. Our deeply integrated payment capabilities enable our customers to facilitate payments at every possible touchpoint across our solution set. Various payment types, including ACH, credit card, wire, check, and cash can be accepted and automatically captured across the platform. Our configuration capabilities allow customers to drive payment acceptance on their terms with flexible criteria per individual buyer to manage costs. Examples include delinquency state, payment amount, surcharge/convenience fee inclusion, remittance quality, AP provider, and more. Our secure and compliant payment infrastructure shifts risk and compliance responsibilities away from our customers and enables them to leverage our ongoing security investment and expertise.
•Cash Application. Our cash application module enables revenue reconciliation via line item reconciliation within accounting and ERP systems. Our automated offering consumes payment and remittance data across inbound channels including lockboxes, mail, email, portal posting, hosted payment page intake, and via direct and manual feeds. The module leverages machine learning to constantly increase automation and minimize costly and manual exception handling. Our integrations with banks, AP portals, and ERPs enable rapid deployment and deliver industry-leading match rates and straight through processing. Exception handling is simplified via our intuitive user interface that is augmented by smart suggestions and an active learning process that actively eliminates exception types once handled.
•Collections. Our collections module enables customers to shift from a reactive recovery-centric model to a strategic customer touchpoint-centric operation, preventing payment delays and driving positive customer experiences. The solution delivers process efficiency and increases financial recoveries by automating workflows and providing clear visibility across relevant data points and actions taken. Policies are deployed and monitored across a collections team driving consistent focus and behaviors. Our embedded in-line payment acceptance and dispute-handling capabilities at each interaction point are often critical to recoveries.
•Business Payments Network (BPN). The BPN makes accepting electronic payments easy. The network connects suppliers and their underlying systems, AP portals, payment card issuers, banks, and payment processors in a comprehensive, supplier-driven way. Remittance and payments are automatically delivered to a supplier’s ’digital lockbox’ for processing and distribution to their accounting and ERP systems. Participating buyers and financial institutions can also facilitate payment automation with access to the BPN’s supplier business directory, a transparent listing of supplier payment preferences. The BPN allows complex financial and payment data to come together in a single platform and at scale, while providing seamless payment processing, reconciliation, and remittance management so that data and money flow more easily. Because it’s an open network, the BPN also helps companies manage both today’s payments and future payment ecosystems and provides powerful insight in working capital that customers can use to manage, control, and optimize business investment and plans for growth.
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
Our Customers
As of December 31, 2021, over 2,400 customers use or are being onboarded to use our solutions to digitally transform their e-commerce, credit, AR, and B2B payment processes.
Our solution is flexible enough to meet the needs of mid-market and enterprise companies, including many Fortune 500 companies. In both mid-market and enterprise companies, target customers have complex order-to-cash processes as generally indicated by several factors including diverse buyers with many end points, multiple ERP systems and AP portal interactions, and high volumes of invoices and payments. Our platform delivers a common set of solutions to customers across both mid-market and enterprise companies with minimal differences in how the solutions are provided, serviced, or marketed to each category of customers. We currently serve companies in more than 40 industries and present invoices in approximately 190 countries. We have established significant market penetration among mid-market and enterprise companies in key verticals, including technology, healthcare, industrial, construction, and consumer-packaged goods. Our platform is highly configurable across industry verticals and interacts with more than 100 ERP systems.
Throughout our engagement with customers, we continually seek to digitally transform their AR and payment processing functions. Most customers begin with one or two modules and adopt additional modules over time, leveraging the breadth of our platform. We have a dedicated eSolutions team whose overarching focus is helping customers achieve business outcomes. Combining their efforts with those of the rest of our organization, we have achieved an annual customer revenue churn rate of 3% or less over the last three years, 100% plus net dollar retention rate for the year ended December 31, 2021 and an NPS score that is consistently 50 plus.
Here are two examples of our collaborative work with our customers and its results:
•Global storage and information management solutions provider: When we began working with this customer, the customer had an internal goal to convert 24,000 customers from print to digital in one year. The customer exceeded that goal in approximately one year, with 33,000 customers converted, and the customer currently sends out more than 800,000 documents per month across North America utilizing our solutions, reaching a rate for digital distribution of documents of 71% and continuing to grow.
•Global leader in performance-driven golf products: Our cash application module helped this customer achieve ACH payment match rates averaging 99.5% and enabled the company to reduce the amount of time used to perform cash application processing by an estimated 20 hours per day. These improvements helped facilitate a 20% annual increase in electronic payments.
Our Go-to-Market Strategy
We target middle-market and enterprise companies that serve a wide variety of customers and have high-frequency sales with complicated AR processing requirements. Our target market includes both mid-market and enterprise corporations across a variety of industry verticals. We are largely a direct sales organization and work in tandem with a variety of channel partners including banks, AP providers, industry associations, VARs, SIs, and ERPs.
The breadth of our platform enables us to market modules for digital transformation across the entire AR spectrum and also allows us to focus on particular customer pain points. This includes functional areas of credit, order, invoicing, payments, cash application and collection. In most cases, our new customer acquisitions are initially for one to two modules, including integrated payments. This creates a significant land-and-expand opportunity, which is a key underlying objective and value driver in our business.
We calibrate our sales and marketing activities based upon the size of the customer and whether the customer is an existing customer or a new logo opportunity.
•New Customer Acquisition. Our direct sales team consists of sales representatives that have designated portfolios of accounts. We use account-based selling and marketing. This includes persona identification such as individual influencers, gatekeepers, and decision makers. We also take a classic funnel approach to marketing against a large number of targets that drives activity to the top of our sales funnel. Our account development team quickly manages this activity to qualify leads and transition opportunities to our sales executives.
•Existing Customer Expansion. We follow a land-and-expand strategy and regularly seek to grow our business by expanding within our existing customer base. This is achieved by selling new modules into that base, penetrating additional divisions or related parties, and activating incremental electronic payment processing activity. Our teams identify the expansion opportunity within each account based on modules purchased and proclivity to purchase additional solutions based on industry and company dynamics. This enables disciplined account planning, targeting, execution, and success measurement.

•Partner Strategy. Our relationships in three sectors will continue to support our go-to-market strategy; (1) Financial institutions, including banks and card networks, (2) Technology providers, including software developers, ERPs, and FinTech firms; and (3) Industry, services and consulting organizations, including VARs, SI’s, industry associations, and consulting companies.
•Global Expansion. We have launched a global expansion strategy, starting with our acquisition of iController BV in 2021, which will give us entry into new markets in Europe and other regions to enable future growth.
Research & Development
We are committed to helping finance leaders and their organizations provide a cost-effective and differentiated customer experience for billing and payments. Through a combination of primary and secondary market research, we constantly seek to identify new solutions to build, as well as ways to improve current solutions, in order to help these leaders serve their customers better. Specific actions include product roadmap planning, quality assurance and testing of new and existing product technology and maintenance, and enhancement of our existing technology and infrastructure. Our research and development organization is comprised of engineering, data science, product and User Experience (“UX”) design teams. Our engineering teams are responsible for developing new proprietary technology, and also innovate by applying existing technologies within AR processes. Our research and development staff are constantly seeking to provide new insights from data analysis and strengthen predictive models. We believe that user interactions with our software need to be productive and enjoyable, and consequently we are highly focused on investing in UX design. We are committed to delivering impactful, highly-connected, easy-to-deploy, enterprise-grade solutions for AR with integrated payments.
Competition
All mid-market and enterprise businesses require order-to-cash processes. Order-to-cash processes are often manual and outdated, with limited automation and a large degree of paper processes. These legacy processes are our single largest competitor. Other competitors include smaller players that focus on disparate AR solutions with limited payments integration. We are unaware of any single integrated AR provider with the breadth of our capabilities and depth of payments expertise.
The market for our order-to-cash cycle products, including e-commerce order, credit application, invoice presentment, payment facilitation, and automated cash applications, is fragmented, competitive, and constantly evolving. Our competitors range from large entities to smaller suppliers of solutions that focus on billing, invoicing solutions, and/or electronic bill presentment and payment. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Accounting software providers, as well as the financial institutions with which we partner, may internally develop products, acquire existing, third-party products, or may enter into partnerships or other strategic relationships that would enable them to expand their product offerings to compete with our platform or provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships.
The category of AR automation is also emerging, following similar growth patterns as the ongoing digital transformation of AP solutions offered by companies like Coupa or SAP Ariba.
Successfully combining AR with integrated payments functionality within companies’ overall information technology footprint can help companies reduce their AR operating costs and increase speed of invoicing, cash receipt, and cash application. We believe that the key competitive factors in our market include:
•High customer satisfaction and return on investment;
•Ability to automate and digitally transform AR processes;
•Product quality, configurability, and functionality;
•Scalability of cloud-based software solutions with common UX;
•Ease of deployment and integration into both modern and legacy ERP systems;
•Extensiveness of ecosystem integrations;

•Advanced security and control;
•Brand recognition and market share;
•Regulatory compliance leadership and know-how in movement of money; and
•Flexibility to accept transactions across multiple modalities and currencies.
On the basis of these factors, we believe we are well-positioned among our competitors to help mid-market and enterprise businesses transform their AR with integrated payments. Specifically, we believe we can enable greater operational efficiency and improve customer experiences for billing and payments. We expect industry transformation will be influenced by ongoing digitization of B2B e-commerce and AP processes, government tax reforms requiring electronic invoicing, and increased demand for work-from-home solutions for AR and integrated payments.
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
We have implemented an AML program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries, or with certain persons or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other foreign authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer to oversee the programs, and are designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing risks.
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
In addition, several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the collection, use, disclosure, and protection of information which are more restrictive than those in the United States. Such laws and regulations may be modified or subject to new or different interpretations, new laws and regulations may be enacted, or we may modify our products or services in the future, which may subject us to such laws and regulations. For example, in 2020, Europe’s top court (the Court of Justice of the European Union) ruled that the Privacy Shield, a mechanism used by thousands of companies to transfer data between the European Union and United States, was invalid and could no longer be used and also called into question the use of the standard contractual clauses.
Various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are applicable to us and may impact our business. These issues include identity theft, account management guidelines, privacy, climate change risk management, information sharing, disclosure rules, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant.
Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required certifications or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For an additional discussion on governmental regulation affecting our business, refer to the risk factors related to regulation of our payments business and regulation in the areas of privacy and data use, under the section titled “Risk Factors — Risks Related to Business and Industry.”

Intellectual Property
Certain of our products and services are based on proprietary software and related solutions. We rely on a combination of copyright, trademark, and trade secret laws, as well as employee and third-party non-disclosure, confidentiality, and other contractual arrangements to establish, maintain, and enforce our intellectual property rights in our technology, including with respect to our proprietary rights related to our products and services. In addition, we license technology from third parties that is integrated into some of our solutions.
We own a number of registered service marks, including BILLTRUST and other pending applications. We also own a number of domain names, including www.billtrust.com.
Human Capital Management
We are committed to fostering a diverse and equitable workplace that attracts and retains exceptional talent. Our culture plays a critical role in guiding how we recruit, manage, develop, and reward our employees. We have built our culture on the following long-standing values: Customer commitment, Open mindedness, Fiscally responsible, Listen actively, Invincibility, Unique individuals, Family first, Accountability & ownership, and Results matter.
As of December 31, 2021, we had 687 employees, consisting of 221 employees in operations and support, 213 employees in research and development, 79 employees in general and administrative and 174 employees in sales and marketing. Of these employees, 652 were in North America and 35 were in Europe. Many of our employees are highly skilled in technical areas specific to software and product development, as well as mission critical SaaS operations related to billing and payments, accounts receivable, and payment systems. From time to time, we supplement our workforce with consultants or independent contractors, primarily in the information technology area, through contracted service arrangements.
Future of Work
In 2021, we announced our plans for the future of work at Billtrust, encouraging our workforce to work from anywhere and taking necessary measures to ensure employee productivity and safety in a remote capacity. Investments in our operating environments and technology that support day-to-day execution, as well as virtual onboarding and programs to support employee health and well-being, have enabled us to seamlessly transition to a disbursed workforce. We continue to keep our employees informed and supported through regular communication and adjust our policies as needed.
Growth and Development
Our employees are key to our success as a company, and we are committed to attracting, developing, and retaining the best talent. We seek to foster an inclusive work environment where each individual can bring their unique self, which helps drive innovation and enables us to better serve our customers. In 2021 we increased female representation at management levels to 31%. We leverage formal and informal programs to identify and attract top talent including social media, job boards, employee referrals, professional associations, and industry groups. We develop and retain the best talent through various means including performance evaluation and goal setting as well as a robust training and development curriculum. Our online training platform provides a variety of tools and application resources for all team members to build learning experiences and skills. As part of our Agile Performance Management process, we conduct regular employee surveys to better understand and improve the employee experience.
Compensation and Benefits
We provide employees with competitive compensation and benefits consistent with positions, skill levels, experience, knowledge, and geographic location. All employees are eligible for health insurance, paid and unpaid leave, a retirement plan, and life/disability coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including, critical illness and accident coverage, medical and dependent care flexible spending accounts, health saving accounts, paid parental leave, and an employee assistance program.
Our executive management team and Human Resources department regularly review and update our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective reward/recognition, training, development, succession, and benefit programs to meet the needs of our businesses and our employees. The compensation committee of our Board assists our Board of Directors in its oversight of human capital management including, corporate culture, diversity and inclusion, recruiting, retention, attrition, talent management, career development, and progression, succession, and employee relations.
We are an Equal Employment Opportunity and Affirmative Action employer. All aspects of employment including the decision to hire, promote, discipline, or discharge, are based on merit, competence, performance, and business needs. We do not discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local law.
Corporate Social Responsibility
We are committed to growing our philanthropic presence across the communities where we operate and throughout the world. In 2021, we established a Corporate Social Responsibility (“CSR”) function to advance our sustainable business practices and drive social impact in our communities through activities including partnerships with non-profit organizations, employee volunteering initiatives, and corporate and matching grants. 100% of our senior executives took part in CSR programming.
Corporate Information
The terms “Company”, “Billtrust”, “we”, “us”, or “our” refer to BTRS Holdings Inc. and its subsidiaries. The Company was a special purpose acquisition company called South Mountain Merger Corp. (“South Mountain”) prior to the closing of a business combination in January 2021 (the “Business Combination”). The Business Combination represents the transactions contemplated by a business combination agreement (“BCA”) whereby Legacy Billtrust merged with and into subsidiaries of the Company.
We make available free of charge on our website (www.billtrust.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into this Annual Report on Form 10-K.
Our principal executive offices are located at 1009 Lenox Drive, Suite 101, Lawrenceville, New Jersey 08648. Our telephone number is (609) 235-1010.

ITEM 1A. RISK FACTORS
Summary of Risk Factors
The following is a summary list of the principal risk factors that could materially adversely affect our business, financial condition, liquidity, and results of operations. These are not the only risks and uncertainties we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•The COVID-19 pandemic has materially impacted the United States and global economies, and could have a material adverse impact on our employees, customers, and partners, which could adversely and materially impact our business, financial condition, and results of operations.
•If our security measures or those of our third-party vendors are breached or unauthorized access to customer data is otherwise obtained, our platform or products may be perceived as not being secure, customers may reduce the use of or stop using our products and platform, and we may incur significant liabilities.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•If we fail to manage our technical operations infrastructure, our existing customers may experience service outages.
•Our risk management efforts may not be effective to prevent fraudulent activities by our customers, employees or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.
•We facilitate the transfer of customer funds daily, and such transfers are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.
•If we are unable to attract new customers, the growth of our revenues will be adversely affected.
•Our business depends substantially on our customers renewing their contracts and subscriptions and purchasing additional subscriptions from us. Any decline in our customer renewals would harm our future operating results.
•Because we recognize subscription revenues over the term of the contract, fluctuations in new sales and customer cancellations may not be immediately reflected in our operating results and may be difficult to discern.
•Our business depends, in part, on our partnerships with financial institutions, third-party service providers, processing providers, and other financial services suppliers. If any of our agreements with such financial institutions, third-party service providers, processing providers, or financial services providers are terminated, we could experience service interruptions.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements, or preferences, our products may become less competitive.
•The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
•Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.

RISK FACTORS
Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. You should carefully consider the risk factors below, as well as the other information contained in this Annual Report on Form 10-K before making an investment decision. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Risks Related to Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.
We incorporated in 2001 and we have mostly experienced net losses and negative cash flows from operations since inception. We generated net losses of $61.2 million, $17.0 million and $22.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $206.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including introducing new products and functionality, and to expand our marketing programs and sales teams to drive increased adoption by current customers and new customer adoption, and expand channel sales and adoption and usage of our Business Payments Network (“BPN”). Our operating results each quarter are also impacted by the mix of our revenue generated from our different revenue sources, which include subscription fees, transaction fees and service fees. Changes in our revenue mix from quarter to quarter will impact our margins, and we may not be able to grow our higher margin subscription and payments based revenue adequately to achieve or sustain profitability. We will also face increased compliance and security costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and the value of our Class 1 common stock (“Common Stock”) and Class 2 common stock may significantly decrease.
Our recent rapid growth, including growth in our volume of payments and transactions on the BPN, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $166.4 million, $145.7 million and $136.5 million for fiscal years 2021, 2020 and 2019, respectively. Even if our revenue continues to increase, our growth rate may decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•attract new customers and increase sales to our existing customers;
•increase adoption and usage of our products and services, including the BPN;
•manage the effects of the COVID-19 pandemic on our business and operations;
•expand the functionality and scope of the products we offer;
•increase the rates at which customers subscribe to and continue to use our products;
•increase the volume of payments processed;
•increase awareness of our brand and successfully compete with other companies;
•expand into markets outside the United States;
•provide our customers with high-quality customer support that meets their needs; and

•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products and services.
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
In addition, we expect to continue to expend substantial financial and other resources on:
•sales, marketing and customer support services, which we refer to as customer success, including an expansion of our sales organization and new customer success initiatives;
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•product development, including investments in our product development team and the development of new products and new functionality;
•expanding into markets outside the United States;
•acquisitions or strategic investments;
•regulatory compliance and risk management; and
•general administration, including increased legal and accounting expenses associated with being a public company.
These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term.
The ongoing COVID-19 pandemic, related economic downturn and measures taken in response to the pandemic could negatively impact our business, financial condition and results of operations.
In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with then-effective shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We modified our business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), we temporarily implemented cost savings measures, and almost all of our employees work remotely. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and business. Our modified business practices, and any further actions we may take, may adversely impact our employees and employee productivity.
During 2021, we began to re-open our offices in the U.S. and certain other locations globally for employees to voluntarily return, subject to certain restrictions and government regulations, and we have taken recommended measures to protect the health and safety of employees who return to the office, including with respect to occupancy limitations, masking requirements, and other safety measures. We also continue to enable and encourage employees to work from anywhere. While strict shelter-in-place and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infections increase in those locations, including in light of the spread of the Delta and Omicron variants and other potentially more contagious variants of the virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions.
The COVID-19 pandemic may also adversely impact the operations of our customers and partners. This direct impact of the virus (and its variants), and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and margins. We may experience delays or changes in customer demand, particularly if customer funding priorities change.

Our customers may be negatively impacted by certain state and local regulations and orders intended to mitigate the spread or lethality of the virus, such as vaccine mandates, masking requirements and occupancy limitations. These regulations and orders may have negative implications on demand for goods, the supply chain, production of goods, and transportation. As the COVID-19 pandemic persists, governments (at national, state and local levels), companies, and other authorities may continue to implement restrictions or policies that could adversely impact business to business spending, consumer spending, global capital markets, the global economy, and our stock price. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, during the second quarter of 2020, we saw a decrease in our transaction revenues for certain customers in heavily transaction based industries. These revenues rebounded in the second half of 2020.
The extent to which the COVID-19 pandemic impacts our business, financial conditions, and results of operations is highly uncertain and dependent on current unknowable developments, such as the emergence of variants, new information which may emerge concerning the severity of the COVID-19 pandemic, additional closures and spikes or surges in COVID-19 infection, including as a result of new variants of the virus, individuals’ and companies’ risk tolerance regarding health matters going forward, actions taken to contain it or mitigate its impact, labor market and supply chain constraints, the availability and efficacy of vaccinations, and testing and vaccination mandates. For example, vaccine mandates may be announced in jurisdictions in which our business operates and the implementation of a vaccination requirement could result in attrition, including attrition of critically skilled labor and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures change, we may experience a material adverse impact on our business operations, revenues, and financial condition as well as some of our underlying business drivers such as customer growth and payment and transaction volumes; however, the ultimate impact of the COVID-19 pandemic on us and our business operations, revenues, and financial condition is highly uncertain and subject to change. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the section titled “Risks Related to Business and Industry”.
If our security measures or those of our third-party vendors are breached or unauthorized access to customer data is otherwise obtained, our platform or products may be perceived as not being secure, customers may reduce the use of or stop using our products and platform and we may incur significant liabilities.
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
Cybersecurity incidents and malicious internet-based activity continue to increase generally, and providers of online services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own information technology infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, customer or employee fraud or mistake, account takeover, supply chain attacks, check fraud or cybersecurity attacks, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have experienced cybersecurity incidents of various scale in the past. For example, in October 2019, Legacy Billtrust experienced a malware attack on its systems that temporarily adversely affected the availability of certain services to certain customers and was eradicated within its network with no evidence of exfiltration of data. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access to or sabotage our systems because these techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our customers’ data or our sensitive corporate information.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place designed to contractually require service providers to whom we disclose data or who access data from us or our partners to implement and maintain reasonable privacy, data protection, and information security measures. However, if our privacy protection, data protection, or information security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or sensitive information, including personally identifiable information, on our systems, our service providers’ systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of sensitive data by large institutions suggest that the risk of such events is significant, even if privacy, data protection, and information security measures are implemented and enforced. If we experience security breaches and sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur production downtime and significant costs associated with remediation and the implementation of additional security measures, may incur significant liability and financial loss, and be subject to regulatory scrutiny, investigations, proceedings, lawsuits and penalties.
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
Our results of operations and key metrics discussed elsewhere in this Annual Report on Form 10-K, such as our revenue, gross profit, net dollar retention and total payment volume, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our Common Stock. Factors that may cause these fluctuations include, without limitation:

•our ability to attract new customers;
•the addition or loss of one or more of our larger customers, including as the result of acquisitions or consolidations;
•the timing of recognition of revenues, including a significant portion of our revenues that are transaction-based and highly recurring in nature and vary based on the number of invoices processed, payments made and payment volume;
•the amount and timing of operating expenses;
•general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID-19 pandemic (including supply chain impacts) or from inflation and interest rate adjustments in response thereto;
•the timing of our billing and collections;
•customer renewal, expansion, and adoption rates;
•security breaches of, technical difficulties with, or interruptions to the delivery and use of our products and services on our platform;
•the amount and timing of completion of professional services engagements;
•increases or decreases in the number of users for our products, services and platform, or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or partners;
•extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements and the adoption thereof;
•fluctuations in stock-based compensation expense;
•expenses in connection with mergers, acquisitions or other strategic transactions;
•the amount and timing of expenses related to our expansion to markets outside the United States; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.
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
We offer cloud-based billing, invoicing and payment facilitation solutions for a large number of customers. We are responsible for verifying the identity of our customers and their users, and monitoring transactions for fraud. We may be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and check fraud. We may suffer losses from acts of financial fraud committed by our customers and their users, our employees or third-parties.
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
For the year ended December 31, 2021, Billtrust processed approximately $77.7 billion in payments on its platform, compared to $54.7 billion in 2020. Billtrust has grown rapidly and we seek to continue to grow, and although we maintain a multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of credit losses, fraud, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors. As a provider of invoicing, billing, cash cycle management, and payment solutions, we collect and facilitate the transfers of funds on behalf of our customers that are subject to losses, disruptions, and errors.
Moreover, our trustworthiness and reputation are fundamental to our business. As a provider of cloud-based software for complex financial operations, the occurrence of any credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our customers, loss of trust, damage to our reputation, or termination of our agreements with customers or partners, each of which could result in:
•loss of customers;

•lost or delayed market acceptance and sales of our products and services and decreased use of our platform;
•legal claims against us including warranty and service level agreement claims;
•regulatory enforcement action;
•diversion of our resources; or
•increased insurance costs.
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
Our business depends, in part, on our partnerships with financial institutions, third-party service providers, processing providers and other financial services suppliers. If any of our agreements with such financial institutions, third-party service providers, processing providers, or financial services providers are terminated, we could experience service interruptions.
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
We also depend on banks to process transactions, including ACH and network branded third-party payment card transactions, for our customers. We have entered into agreements with banks for payment processing and related services. These agreements include significant security, compliance, regulatory, and operational obligations. If we are not able to comply with those obligations or our agreements with the processing banks or our credit card transaction processor are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing customer relationships or making us less attractive to potential new customers.
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
We also provide print and mail services as part of our billing and invoicing solutions and depend on postage and delivery through the United States Postal Service. Postage and delivery are significant costs incurred in connection with our print and mail billing and invoicing solutions. As a result of this dependence, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics, government shutdowns or bioterrorism.
If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if we are successful in our strategic relationships, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenues.
Growth in usage of the BPN depends, in part, on our relationship with Visa, Inc.
We rely on our strategic relationship with Visa, Inc. (“Visa”) to accelerate adoption of and grow the users for and transactions processed on the BPN. We have an agreement with Visa to promote, market and expand the BPN. This relationship is significant to our BPN business, which has experienced significant growth, and has led to numerous additional customers and transactions for us. Our agreement with Visa became effective on April 4, 2019 and has a term of four years through April 4, 2023 (subject to a potential one-year extension). Visa may terminate the agreement for convenience on 30 days’ notice subject to making certain required payments to us and in other circumstances should we not satisfy our obligations under the agreement. If for any reason our BPN relationship with Visa ends or we are unable to grow transactions and increase adoption of the BPN through that relationship, our growth prospects may be adversely affected. Visa may also seek to develop a solution of its own, acquire a solution to compete with the BPN, or decide to partner with a competitor and build a new product, thereby harming our growth prospects and adversely affecting our results of operations.
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
We compete on several factors, including:
•product features, quality, and functionality;
•data asset size and ability to leverage artificial intelligence to scale with our customers’ business needs;
•ease of deployment;
•ease of integration with customers’ and partners’ APIs (as defined below) for their billing and payment systems as well as third-party technologies;
•ability to automate processes;
•cloud-based delivery architecture;
•advanced security and control features;
•brand recognition; and
•pricing and total cost of ownership.

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
If we fail to integrate with our customers’ and partners’ application programming interfaces (“APIs”) for their billing and payment systems and with third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results may be harmed.
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
Our typical sales cycle ranges from three to nine months. The wide range reflects that a number of timing factors can vary significantly between prospective customers, many of which we cannot control, including:
•customers’ budgetary constraints and priorities;
•the timing of customers’ budget cycles;
•the need by some customers for lengthy evaluations; and
•the length and timing of customers’ approval processes.
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
We host our platform using third-party cloud infrastructure services. We also use public cloud hosting with Amazon Web Services and Microsoft Azure. All of our products utilize resources operated by us through these providers. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by such providers by maintaining their respective configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. We have periodically experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our services in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our platform. Any prolonged service disruption affecting our platform for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to provide our products and services in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.
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

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:
•improving our key business applications, processes and information technology (“IT”) infrastructure to support our business needs;
•enhancing information and communication systems to ensure that our employees and offices are well-coordinated and can effectively communicate with each other and our growing base of customers and partners;
•enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results; and
•appropriately documenting our IT systems and our business processes.
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
The local, state, and federal laws, rules, regulations, licensing schemes and industry standards that may apply to our business include, or may in the future include, those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so.
These laws, rules, regulations, licensing schemes, and standards are complex, subject to change, vary across different jurisdictions, and are implemented and enforced, in the United States, by multiple authorities and governing bodies, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, self-regulatory organizations, and numerous state and local agencies. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, or interpretations of the same, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
If we fail to predict how a regulator at the local, state or federal level might interpret or apply a law or regulation potentially applicable to us, we could be subject to licensing and registration requirements that impose obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, minimum capital requirements, customer disclosure requirements, and oversight and examination by state regulatory agencies concerning various aspects of our business. This could also require changes to the manner in which we conduct some aspects of our business.
We rely on various exemptions from licensing, and regulators may find that we have violated applicable laws or regulations.
In the United States, a money transmission license may be required in certain jurisdictions to provide payments services, and the applicability of state money transmission licensing laws to services such as those we provide is a matter of regulatory interpretation that is subject to change. We are not licensed as a money transmitter at the state level and are not registered as a federal money services business, and believe that we have valid exemptions from licensure and registration based on our business model. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented anti-money laundering programs. Should any state or federal regulators make a determination that we have operated as an unlicensed money transmitter or unregistered money services business, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences.
The adoption of new or amended money transmitter or money services business statutes and regulations or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations could subject us to new registration or licensing requirements. Such changes could also limit business activities until we are appropriately licensed. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in obtaining and maintaining such licenses, which could have a material and adverse effect on our business.
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
Government agencies may impose new or additional rules on payment services and regulated money transmission activity, including regulations that:
•prohibit, restrict, and/or impose taxes or fees on transactions in, to or from certain countries or with certain governments, individuals, and entities;
•impose additional customer identification and customer due diligence requirements;
•impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•impose minimum capital or other financial requirements;
•limit or restrict the revenue that may be generated from money transmission, including revenue from interest earned on customer funds, transaction fees, and revenue derived from foreign exchange;
•require enhanced disclosures to customers of money transmission services;
•require the principal amount of money transmission originated in a country to be invested in that country or held in trust until paid;
•limit the number or principal amount of transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
•restrict or limit the ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region.
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
We might not be able to obtain or maintain any such licenses or regulatory approvals, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, there are substantial costs and potential product changes involved in obtaining and maintaining licenses, certifications, and approvals, and we could be subject to fines or other enforcement action, and cease and desist orders, if we are found to violate anti-money laundering, corporate governance, or license requirements. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our products or services, require significant and costly operational changes, or prevent us from providing our products or services in any given market.
We are subject to third-party audits and periodic reviews of our business, and we could face liability if we are found not in compliance with various laws and regulations.
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
Our success depends largely upon the continued services of our key executive officers. In particular, our Chief Executive Officer and Chairman of our Board of Directors, Flint A. Lane, led Billtrust since its inception in 2001 and is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services, security and compliance and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We have employment agreements with some of our executive officers but the terms allow for termination by either party at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
The market for our billing, invoicing, cash cycle management and payment facilitation solutions is subject to ongoing technological change, evolving industry standards, changing regulations and payment methods, and changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications and new product features. If we are unable to enhance our platform and products, add new payment methods or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results and financial condition would be adversely affected. Furthermore, modifications to our existing platform, products, or technology will increase our research and development expenses. Any failure of our products and services to operate effectively with existing or future customer and partner APIs for their billing and payment systems and third-party technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.
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
We provide standard service level commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenue.
Our agreements with our customers contain standard service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform or products, we may be contractually obligated to provide these customers with service credits. In addition, we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenue could be significantly affected if we suffer unexcused downtime under our agreements with our customers. Further, any extended service outages could adversely affect our reputation, revenue, and operating results.
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
Our customers can use our platform and products to collect, use and store certain types of personal or identifying information regarding their employees, customers and their customers’ employees. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and the now invalidated EU-U.S. and Swiss-U.S. Privacy Shield protections. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to us and the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal information necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.
All of these domestic and international legislative and regulatory initiatives may adversely affect our ability, and our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees and customers, which could reduce demand for our platform. The European Union (“EU”) and many countries in Europe have stringent privacy laws and regulations, which may affect our handling of personal data of EU data subjects. While our business is primarily focused on domestic United States customers, we do have numerous customers that are multi-national in scope. In particular, the EU General Data Protection Regulation (“GDPR”) contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for data subjects, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may find it necessary to establish systems in the EU to maintain personal data originating from the EU, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

Further, on July 16, 2020, Europe’s top court, the Court of Justice of the EU, ruled in Schrems II (C-311/18) that the Privacy Shield, used by thousands of companies to transfer data between the EU and the United States, was invalid and could no longer be used due to the strength of United States surveillance laws. On September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. In light of Schrems II, we make use of alternative data transfer mechanisms such as the standard contractual clauses approved by the European Commission, or the SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the European Economic Area, or EEA, which may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Further, data protection authorities may require measures to be put in place in addition to SCCs for transfers to countries outside of the EEA, as well as Switzerland and the United Kingdom (“UK”). Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes, and we and our customers face the potential for regulators in the EEA, Switzerland, or the UK to apply different standards to the transfer of personal data from the EEA, Switzerland, or the UK to the United States and other non-EEA countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA, Switzerland, and the UK to the United States and other non-EEA countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the UK and increase our costs.
Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.
In addition, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, and broadly defines personal information. The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. Because we may buy and sell (as that phrase is defined in the CCPA) data that may contain personal information, we have registered as a data broker for some of our services. Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
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
We plan to continue expanding our operations to new markets outside the United States, creating a variety of operational challenges.
Although we currently have numerous customers that are multi-national in scope, our business is currently primarily focused on domestic United States customers. A component of our growth strategy involves expanding our operations outside the United States, which started with our acquisition of iController BV on October 7, 2021, a privately-held company based in Belgium, the Netherlands, and Germany, that provides SaaS collections management solutions, and continued with our acquisition of Anachron Beheer BV and subsidiaries, d/b/a Order2Cash, on February 14, 2022, a privately-held company headquartered in Amsterdam, the Netherlands, that provides an order-to-cash platform and e-invoicing networks to broaden BPN’s reach.
Our growth strategy to continue expanding our operations outside the United States will require significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States, including:

•the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;
•data privacy laws that require customer data to be stored and processed in a designated territory;
•difficulties in staffing and managing foreign operations and working with foreign partners;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•adverse tax consequences;
•unstable regional and economic political conditions; and
•the fragmentation of longstanding regulatory frameworks caused by Brexit.
As we continue moving to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we have policies and procedures designed to ensure compliance with these laws and regulations, our employees, contractors and agents, as well as partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.
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
We use open-source software in our products, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business or subject us to litigation.
Portions of our platform and products utilize software governed by open-source licenses. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate it into their products. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products or platform. By the terms of certain open-source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make it available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our products, technologies and services.
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
We are required to comply with Visa, Mastercard, American Express and related payment card network operating rules in connection with our card payments services, and we act as a Payment Facilitator under the rules of the various payment card networks, including Visa, Mastercard and American Express. We have agreed to reimburse our service providers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. We also may seek to introduce other products in the future, which could implicate and require us to address additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to process payments using cards, or such payments could become prohibitively expensive for us or for our customers. If we are unable to facilitate payments using cards, our business could be adversely affected.
Our business is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing rules, regulations, and legal interpretations could materially harm our business.
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal, and international laws, rules, regulations and industry standards where we operate. These laws, rules, regulations, and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and the privacy, data protection, and information security-related laws described elsewhere in this Annual Report on Form 10-K, our business is also subject to, without limitation, rules and regulations applicable to: labor and employment, immigration, competition, and marketing and communications practices. Laws, rules, regulations, and standards applicable to our business are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

Although we have a compliance program focused on the laws, rules, regulations and industry standards that we have assessed are applicable to our business, there can be no assurance that our employees or contractors will not violate such laws, rules, regulations, and industry standards. Any failure or perceived failure to comply with existing or new laws, rules, regulations, industry standards or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, rules, regulations, standards or orders), may:
•subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, audits, inquiries, whistleblower complaints, adverse media coverage, investigations, and enforcement actions in one or more jurisdictions levied by federal, state, local or foreign regulators, state attorneys general and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws;
•result in licensure and additional compliance requirements;
•increase regulatory scrutiny of our business; and
•restrict our operations and force us to change our business practices or compliance program, make product or operational changes, or delay planned product launches or improvements.
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
We typically enter into multiple year arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected from both the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings, credit facilities, sales of subscriptions to our products, and usage-based transaction fees. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings in addition to the funds we received in connection with the Business Combination and the concurrent PIPE Financing (as defined below) to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred tax losses during our history and do not expect to become profitable for tax purposes in the near future. To the extent that we continue to generate tax losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all (depending on the tax year in which such losses were incurred). As of December 31, 2021, Billtrust had US Federal, state, and foreign net operating loss carry-forwards of approximately $125.4 million Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal tax laws. In addition, net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Under Sections 382 and 383 of the Code, federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes that may have occurred in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We do not believe that an ownership change in connection with the Business Combination would have a material impact to consolidated financial statements and we will continue to monitor the potential impact resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets in the U.S. due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our operating results.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or if there are changes in accounting principles, our operating results could be adversely affected.
GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported operating results and financial condition and could affect the reporting of transactions already completed before the announcement of a change.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, the valuation of the stock-based awards, including the determination of fair value of Common Stock, and the valuation of goodwill and intangible assets resulting from an acquisition, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
Any future litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, and other types of claims. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under insured could result in unanticipated costs and adversely impact our operating results.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our growth strategies, which are subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.
Since we operate on a global basis, our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.
Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in our markets or subject us to criminal or civil liability if we violate them.
Although we primarily currently operate in the United States, in the future we will likely seek to expand internationally and will become subject to additional laws and regulations, and will need to implement new regulatory controls to comply with applicable laws. We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. government, including U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and we have processes in place to comply with the OFAC regulations as well as similar requirements in other jurisdictions. As part of our compliance efforts, we scan our customers against OFAC and other watchlists. As part of our relationships with various financial institutions and other payment processors, we agree by contract to comply with and address various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, facilitating transactions involving the proceeds of criminal activities. We also agree, in connection with our relationships with various financial institutions and other payment processors, to comply with anti-money laundering laws and regulations and similar laws and regulations that require a risk-based anti-money laundering compliance program. Our financial institution and payment processing partners, as well as regulators in the United States and globally, continue to increase their scrutiny of compliance with these obligations, which may require us to further invest resources in, revise or expand our compliance program.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:
•fluctuations in demand for or pricing of our products and platform;
•our ability to attract new customers;
•our ability to retain and grow engagement with our existing customers;
•the impact of the COVID-19 pandemic on our employees, customers and partners, and our results of operations, liquidity and financial condition;
•our ability to expand our relationships with our financial institution partners or BPN partners, or to identify and attract new partners;
•customer expansion rates;
•changes in customer preference for cloud-based products and services as a result of security breaches in the industry or privacy concerns, or other security or reliability concerns regarding our products or services;
•fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
•the development or introduction of new platforms, products or services that are easier to use or more advanced than our current suite of products and services, especially related to the application of artificial intelligence-based services;
•our failure to adapt to new technology that is widely accepted;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, if any, and other non-cash charges;
•the amount and timing of costs involved with our expansion into markets outside the United States;
•the amount and timing of costs associated with recruiting, training, and integrating new employees, and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•geopolitical instability and security risks, such as armed conflict and civil or military unrest, political instability, human rights concerns, and terrorist activity, that impacts directly or indirectly countries where we have customers;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market;
•security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and
•awareness of our brand and our reputation in our target markets.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our operating results fall below market expectations, the price of our Common Stock could decline substantially, and we could face costly lawsuits, including class action lawsuits.
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), as well as rules and regulations subsequently implemented by the SEC and the listing requirements of the Nasdaq Global, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we will incur as a result of being a public company.
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
The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
Risks Related to Our Securities
Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.
As of March 2, 2022, Flint A. Lane beneficially owned approximately 16.5% of the outstanding Common Stock and our executive officers, directors, and their respective affiliates as a group beneficially owned approximately 19.4% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name against our respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders, as applicable.
The Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name against our respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our respective directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived their compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Charter. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
The Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. The Charter also provides that (A) the exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction and (B) unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, the Charter provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
We may issue a substantial number of additional shares of Common Stock or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of Common Stock or preferred stock:
•may significantly dilute the equity interests of our stockholders;
•may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Common Stock.
Anti-takeover provisions contained in the Charter and the Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
The Charter and our Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of the Board. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on the Board;
•the ability of the Board to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairperson of the Board, the chief executive officer or the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•limiting the liability of, and providing indemnification to, our directors and officers;
•controlling the procedures for the conduct and scheduling of stockholder meetings;
•providing for a staggered board, in which the members of the Board are divided into three classes to serve for a period of three years from the date of their respective appointment or election;
•granting the ability to remove directors with cause by the affirmative vote of 66 2⁄3% in voting power of the outstanding shares of Common Stock entitled to vote thereon;
•requiring the affirmative vote of at least 66 2⁄3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Bylaws or Articles V, VI, VII, VIII and IX of the Charter; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in the Board and our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of the Charter, the Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for Common Stock.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
We are required to provide management’s attestation on internal controls in accordance with applicable SEC guidance. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Billtrust as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
Our stock price may be volatile, and the value of our Common Stock may decline.
The market price of our Common Stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•announcements or concerns regarding real or perceived quality or issues with our products or similar products of our competitors;
•adoption of new regulations applicable to the payment and processing industries or the expectations concerning future regulatory developments;
•our involvement in litigation;
•future sales of our Common Stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our Common Stock; and
•changes in the anticipated future size and growth rate of our market.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our Common Stock, particularly in light of uncertainties surrounding the ongoing COVID-19 pandemic and the related impacts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is an approximately 88,759 square foot facility that we lease in Lawrenceville, New Jersey. Our lease for this facility expires in December 2033. We also lease additional domestic offices or print facilities in Colorado, Illinois, California, and international offices in Belgium, the Netherlands, and Germany.
We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space is available to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class 1 common stock (“Common Stock”) is listed on the Nasdaq Global Select Market under the symbol “BTRS”. The closing price of our Common Stock on March 2, 2022 was $6.50.
Holders
As of March 2, 2022, there were approximately 75 holders of record of our Common Stock and 1 holder of record of our Class 2 common stock.
Dividends
The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, and general financial condition. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on January 12, 2021 (the date our Common Stock began trading on the Nasdaq Global Select Market after the Business Combination) through December 31, 2021 for (1) our Common Stock, (2) the Russell 2000 Index, and (3) the NASDAQ US Small Cap Index. All values assume reinvestment of the full amount of all dividends, if any.
The information set forth under the heading "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the U.S. Securities and Exchange Commission (“SEC”) or subject to liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically be incorporated by reference into a filing under the Securities Act or the Exchange Act.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of results of operations and financial condition should be read together with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those identified below, those discussed in the section titled “Note Regarding Forward-Looking Statements”, and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. For the discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to the final prospectus/offer to exchange dated December 16, 2021 filed with the SEC pursuant to Rule 424(b) of the Securities Act. Unless otherwise stated or as the context otherwise requires, references to “the Company”, “Billtrust”, “we”, “us”, "our”, "it", and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries.
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our Consolidated Financial Statements or Notes to Consolidated Financial Statements. Certain other amounts that appear in this section may similarly not sum due to rounding.
Business Overview
We are a leading provider of cloud-based software and integrated payment processing solutions that simplify and automate business-to-business (“B2B”) commerce. For businesses around the world, there is a high degree of cost, risk, and complexity in timely receiving cash and recognizing revenue; We solve these problems by addressing both sides of the payment equation, delivering an order-to-cash platform that spans credit-to-cash application and collection, integrated with an open network connecting the B2B payments ecosystem.
Our solution is at the forefront of the ongoing digital transformation of accounts receivable (“AR”), providing mission-critical solutions that span credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. Our Business Payments Network (“BPN”) connects B2B buyers and sellers to a community of banks, FinTechs, and card brands. Billtrust automates payments from digital lockbox to final posting in ERP, bridging receivables with buyers’ payment processes so sellers can manage cash flow more strategically and make it easier for customers to do business with them.
Customers use our software as a service (“SaaS”) platform to transition from expensive paper invoicing and check acceptance to efficient electronic billing and payments, simplifying and accelerating transactions. Our scalable platform lets our customers maximize straight-through processing of invoicing, payments, and cash application while also reducing headcount. The machine learning capabilities and rules engine within our SaaS platform continuously evolve to solve order-to-cash challenges and deliver a higher rate of touchless transactions. We work with industry-leading security partners and take proactive steps to keep data secure from threats. Collectively our platform reduces the complexity of B2B commerce for our customers.
Our secure, proprietary platform offers customers multiple ways to present invoices (online, email, AP portal, and print/mail) and receive payments (credit card, automated clearing house (“ACH”), email, phone and paper check). Our electronic solutions (“eSolutions”) team works closely with our customers to transition their users from paper invoices and payments to electronic, which results in accelerated savings, faster realization of cash, a reduced environmental footprint, and a better user experience. In turn, we benefit from margin expansion and incremental revenue through the monetization of electronic payments. We help customers prioritize which problems to solve, regularly assess ROI, optimize the impact of digitization across processes, and drive more value for their companies, allowing AR teams to play a more strategic role in moving a business forward.

Segments and Financial Summary
Our operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. Our Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”), who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance. The accounting policies used by the reportable segments are the same as those used in our Consolidated Financial Statements.
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
We have expanded our product reach and customer base over the past years and scaled our business operations in recent periods. Our total revenues were $166.4 million and $145.7 million for the years ended December 31, 2021 and 2020. respectively. As a result of our continued expenditures for product development, sales and marketing, and the related requirements as a result of becoming a public company in 2021, we have generated net losses of $61.2 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively.
Our Business Model
Our business model focuses on maximizing the lifetime value of a customer relationship by providing measurable efficiencies along the entire order-to-cash process, and we continue to make significant investments in order to grow our customer base. We target middle-market and enterprise companies that serve a wide variety of customers across a variety of industry verticals and have high-frequency sales with complicated AR processing requirements. The breadth of our platform enables us to market modules for digital transformation across the entire AR spectrum and also allows us to focus on particular customer pain points. This includes functional areas of credit, order, invoicing, payments, cash application and collection. In most cases, our new customer acquisitions are initially for one to two modules, including integrated payments. This creates a significant land-and-expand opportunity, which is a key underlying objective and value driver in our business.
We generate revenue from subscription and transaction models. These models includes subscription, transaction, and services from:
•Subscription fees to provide our customers access to our cloud-based SaaS platform and modules that automate processes across the accounts receivable function;
•Transaction fees consisting of per-item processing fees charged at contracted rates based on the number of envelopes, invoices delivered, payments processed, or basis points on the amount of credit card payments processed; and
•Professional services revenue from contracted fees associated with implementation of new customers, implementations of new products for existing customers, as well as separately contracted project services provided to customers after implementation.

The profitability of any customer in a particular period depends upon the mix of revenue between the Software and Payments and Print segments, as well as, in part, upon the length of time they have been a customer. We believe that, over time, as our customer base grows and a relatively higher percentage of subscription, transaction, and services revenue are attributable to a mature customer base versus new customers or expansion of our offerings to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account or sell existing customers more modules on our platform. These costs, however, are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular fiscal year by comparing (1) estimated gross profit from contracted revenues in the period, multiplied by one divided by the estimated customer cancellation rate to (2) total sales and marketing expense for the same period. On this basis, we estimate that for the years ended December 31, 2021 and 2020, the calculated lifetime value of our customers exceeded six times the associated cost of acquiring them.
Recent Developments
Business Combination with South Mountain
On October 18, 2020, as amended on December 13, 2020, South Mountain, BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”) and Legacy Billtrust, entered into a Business Combination Agreement, pursuant to which (i) First Merger Sub was merged with and into Legacy Billtrust (the “First Merger”), with Legacy Billtrust surviving the First Merger as a wholly owned subsidiary of South Mountain (“Surviving Corporation”) and (ii) the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger”, and together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of South Mountain.
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
The Business Combination and PIPE Financing closed on January 12, 2021 (the "BCA Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, we were the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Legacy Billtrust). Accordingly, the assets, liabilities, and results of operations of Legacy Billtrust became the historical financial statements of "New Billtrust," which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Legacy Billtrust beginning on the BCA Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Legacy Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, our Common Stock began trading on the Nasdaq Global Select Market under the ticker symbol “BTRS”.
Acquisition of iController BV
On October 7, 2021, we acquired 100% of the outstanding shares of iController BV (“iController”), a privately-held company based in Ghent, Belgium and Amsterdam, the Netherlands. iController is a B2B provider of SaaS intelligent solutions for collections management. Their SaaS offerings enable a wide range of users, from credit and collections managers to chief financial officers, to see payment and collections information and communication in real time, providing visibility into cash flow management. The acquisition is part of our strategic plan to expand our physical presence in the European market while enhancing our global collections capabilities. Pursuant to the terms of the purchase agreement, we paid $56.8 million in cash for the acquisition.

Acquisition of Order2Cash
On February 14, 2022, we acquired 100% of the outstanding shares of Anachron Beheer BV and subsidiaries, d/b/a Order2Cash ("Order2Cash"), a privately-held company headquartered in Amsterdam, the Netherlands. Order2Cash is a European B2B order-to-cash platform provider. Their enterprise customer base, global interoperability capabilities, and established connections to over 70 B2B and business-to-government (“B2G”) e-invoicing networks broaden the BPN’s reach to deliver fully compliant and secure e-invoicing across multiple markets. The acquisition is part of our strategic plan to continue expanding our physical presence in the European market while also enhancing our global invoicing and payments capabilities. Pursuant to the terms of the purchase agreement, we paid an initial amount of $58.2 million in cash at closing. Refer to Note 19 - Subsequent Events in the Notes to Consolidated Financial Statements for more information on the acquisition. As the acquisition of Order2Cash occurred after December 31, 2021, the following discussion and analysis of our financial condition and results of operations does not factor in the acquisition of Order2Cash, other than as explicitly indicated.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. Since the start of the pandemic, we have continued to operate despite the disruption to some of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through our platform and offerings. While this helped avoid significant business, bookings, or revenue disruptions thus far, during the second quarter of 2020, the pandemic did cause a decrease in our transaction revenues for certain customers. This was a result of the pandemic's broader economic impact on some companies in heavily transaction-based industries and the related slowing of their business activity. These revenues rebounded in the second half of 2020. Throughout 2021, we remained focused on investing in our products and supporting our long-term growth, including global expansion. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited us as it has further ingrained Billtrust’s platform in our customers’ critical day-to-day order-to-cash operations. The impact of the pandemic in 2021 was not significant, as evidenced by the growth in revenues across our subscription and transactional offerings.
Further, the COVID-19 pandemic has caused us to modify our business practices, such as enabling and encouraging our workforce to work from anywhere, establishing strict health and safety protocols in our offices, restricting physical participation in meetings, events and conferences, and reducing employee travel. We continue to actively monitor the situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners.
We are unable to predict the full impact the COVID-19 pandemic will have on our future results of operations, liquidity, financial condition, and business practices due to numerous uncertainties, including the duration, severity, and spread of the virus, actions that may be taken by government authorities, the impact to our employees, customers, and partners, and various other factors beyond our knowledge or control.
Key Factors Affecting Our Performance
We believe our performance and future growth depends on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below and in the section titled “Part I, Item 1A. Risk Factors” contained in this Annual Report on Form 10-K. For additional information related to key performance metrics we use to evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions, see the section below titled “Key Performance Metrics.” We believe the most significant factors affecting our results of operations include:
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
Acquisition of New Customers
We reach new customers through our proven go-to-market strategies, which include digital marketing campaigns, our direct sales force, and partnerships with financial institutions and other complementary companies. Our growth largely depends on our ability to acquire new customers.
As of December 31, 2021, we had customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction, and consumer products, primarily located in North America. We continue to invest in our sales, marketing, and go-to-market strategies in order to acquire customers in our target markets. Our marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives focus on demand generation and include promotional activity and with an emphasis on online digital marketing programs (e.g., webinars, virtual events). We believe there is a long-term opportunity to expand into large, new markets with compatible trends.
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
Expansion of Relationships with Existing Customers
Our revenue growth depends on our customers’ usage of our range of solutions. Our ability to monetize transactions and payments is an important part of our business model. As we solve customers’ problems and become more integrated into their daily businesses, we see an increased opportunity to cross-sell to these existing customers. This strategy is achieved by driving adoption of an existing solution across different divisions and/or subsidiaries of an existing customer and then expanding the scope of service with additional solutions. Our ability to influence customers to process more transactions and payments on our platforms has a direct impact on our revenue.
Our revenue from existing customers is generally reliable due to both the pricing structure and the business-critical nature of the functions our products support for customers. For the year ended December 31, 2021 and 2020, 95% or more of our subscription and transaction fees revenue came from customers who had entered into contracts prior to the start of each such calendar year. We expand within our existing customer base by selling additional modules on our platform, adding divisions, increasing transactions per customer through proven e-solutions, as well as through effective pricing and packaging our services. Our ability to increase sales to existing customers depends on a number of factors, including our customers’ satisfaction with our solutions, competition, pricing, and overall changes in our customers’ spending levels with us.
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
Total Payment Volume
Total Payment Volume (“TPV”) is the dollar value of customer payment transactions that we process on our platform during a particular period. TPV is made up of the two payment categories:
•TPV - ACH/Wire - payments made via our software, portals, gateways, and our Business Payments Network that are processed via ACH or wire transfers.
•TPV - Card - payments through our software, portals, gateways, and third-party processors, and includes our payment facilitator (“PayFac”) customers.

To grow payments revenue from customers, we must deliver software platforms that both simplify the process of accepting electronic payments and streamline the reconciliation of remittance data. Additionally, as we increase the digital delivery of invoices, the probability increases that digitally delivered invoices will be paid electronically by our customers’ end customers. The more customers use our software platforms, the more payments transactions they are likely to process through our various products. TPV provides an important indication of the dollar value of transactions that customers are completing on the platform and is helpful to investors as an indicator of our ability to generate revenue from our customers.

	Year Ended December 31,
	2021	2020	2019

	(in billions)
Total Payment Volume	$77.7	$54.7	$43.9

TPV - ACH/Wire	$50.2	$37.0	$30.9
TPV - Card	$27.5	$17.7	$13.0
TPV for the year ended December 31, 2021 was $77.7 billion compared to $54.7 billion in 2020, an increase of 42% year over year. TPV - ACH/Wire for 2021 was $50.2 billion compared to $37.0 billion in 2020, an increase of 36% year over year. The growth in TPV was driven by the increase in TPV - ACH/Wire which was primarily due to the addition of new customers and an increase in existing customer transactions. TPV - Card for 2021 was $27.5 billion compared to $17.7 billion in 2020, an increase of 55% year over year, reflecting a higher absolute dollar growth, partially moderated by lower growth in the first half of the year.
Total Net Dollar Retention and Software and Payments Net Dollar Retention
Total net dollar retention is an annual measure of retention and growth of existing customers. Net dollar retention is an important indicator of customer satisfaction and usage of our platform, as well as an indicator of potential revenue for future periods. This metric is helpful for investors in evaluating our growth. We use this metric in evaluating performance of the our platform. Net dollar retention is calculated at the end of each period by taking the average of the retention rates for the trailing four quarters. For each quarter, a numerator consisting of revenues from subscription and transaction fees for all billing accounts that had subscription and transaction fees for the corresponding quarter of the prior year is divided by a denominator consisting of revenues from subscription and transaction fees for those same billing accounts in the given quarter of the prior year. The calculation includes additional solutions purchased, pricing changes, transaction volume changes, and cancellations, but excludes new billing accounts added between those periods.
Software and Payments net dollar retention is an annual measure of retention and growth of existing customers in the Software and Payments segment. We calculate Software and Payments net dollar retention at the end of each period by taking the average of the retention rates for the trailing four quarters for the segment. For each quarter, a numerator consisting of segment revenues from subscription and transaction fees for all billing accounts that had subscription and transaction fees in the corresponding quarter of the prior year is divided by a denominator consisting of segment revenues from subscription and transaction fees for those same billing accounts in the given quarter of the prior year. The calculation includes additional solutions purchased, pricing changes, transaction volume changes, and cancellations, but excludes new billing accounts added between those periods.

	Year Ended December 31,
	2021	2020	2019
Total Net Dollar Retention	115%	104%	106%
Software and Payments Net Dollar Retention	120%	110%	111%
The increases in both total net dollar retention and software and payments net dollar retention for the year ended December 31, 2021, compared to the prior year was due primarily to continued growth in our payments revenue, new customer contracts, and the favorable impact of accelerated deferred revenue from a terminated customer in the first quarter of 2021, which is not expected to recur.
The declines in both total net dollar retention and software and payments net dollar retention for the year ended December 31, 2020, compared to the prior year was due primarily to the impact of COVID-19 on customer transaction volumes, particularly for second quarter of 2020.

In any period, the primary drivers of changes in the total net dollar retention rate are customer transaction volumes, customer cancellations, and the mix of revenues by segment. Additionally, total net dollar retention is adversely impacted by decreases in Print segment revenue due to average transaction rates exceeding those in the Software and Payments segment. For software and payments net dollar retention rates, the primary drivers are customer transaction volumes, and customer cancellations, particularly from legacy agreements.
Number of Electronic Invoices Presented
Electronic invoices presented is the number of invoices sent via email, fax, or loaded to a presentment or AP portal, and includes volumes from acquired platforms, where volumes are normalized to best match equivalents on our platform. The measure also includes invoices that are charged on a per transaction basis for legacy customer agreements, as well as for subscription customers with defined tiers of electronic transactions for a fixed price. Electronic invoices presented has historically been an indicator of the growth of our Software and Payments segment revenues, as well as the opportunity for an electronic payment on those invoices.

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Number of electronic invoices presented	304	273	243
Our number of electronic invoices presented for the year ended December 31, 2021 was 304 million compared to 273 million in 2020, an increase of 11% year over year. The growth rate is primarily driven by increased adoption for existing customers as well as the addition of new customers, and are moderated by flat or declining business to consumer (“B2C”) customers on legacy platforms as they move off of those platforms. During 2021, a B2C customer moved off a legacy platform, resulting in a decline in the volume of electronic invoices presented as compared to 2020.
Components of Results of Operations
Revenue
We generate revenue from the following sources: (1) Subscription, (2) Transaction, (3) Professional Services, and (4) Reimbursable Costs.
Subscription Revenue
Subscription revenue primarily consists of contractually agreed upon fees to provide our customers access to our cloud-based SaaS platform and modules that automate processes across the accounts receivable function (including electronic invoice presentment, payments solutions, credit decisioning and monitoring, cash application, collections automation, and e-commerce).
Our subscription agreements do not provide the customer with the right to take possession of the software, are typically non-cancellable, and do not contain general rights of returns. Subscription agreements typically have an initial term of one to three years and are typically invoiced in annual installments in advance of each year. After the initial term, subscription agreements renew annually and are typically invoiced in advance of each renewal year. In some cases, subscriptions may be billed on a quarterly or monthly basis in advance. Subscription services are recognized ratably over the contractual term of the arrangement, beginning on the date the service is made available to the customer.
Transaction Revenue
Transaction revenue consists of per-item processing fees charged at contracted rates based on the number of envelopes, invoices delivered, payments processed, or basis points on the amount of credit card payments processed. Our transaction fees are billed monthly based on the volume of items processed each month, at the contractual rate per item processed. Transaction revenue is recognized at the same time as the transactions are processed.

Professional Services Revenue
Professional services revenues consists of implementation services for new customers, or implementations of new products for existing customers. It also includes separately contracted project services provided to customers after implementation.
Implementation services are typically sold on a time and materials basis, and billed monthly based on actual hours incurred. Typically, our implementation services are not capable of being distinct from the related subscription service, and accordingly, they are combined with the subscription service and recognized over the term of the agreement. Since the initial contract with a customer includes both the subscription and implementation fees, and is therefore higher than subscription renewal fees in subsequent years, our contracts convey a ‘material right’ to the customer (i.e., an option for the customer to renew the contract at a lower price in relation to the initial contract price). Material rights are treated separately and are recognized over the period which the right is expected to be exercised by a customer, which we estimate as four to five years. This period may be different for services sold from acquired companies.
Project services are considered separate and distinct from other products or services purchased and are recognized at the same time as the services are provided.
Reimbursable Costs
Reimbursable costs revenue consist primarily of amounts charged to our customers for postage on printed and mailed invoices to their end customers. The related revenues are recorded on a gross basis, with an offsetting amount recorded as a cost of revenue.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, incurred in developing and engineering new products or enhancing existing products, quality assurance and testing of new and existing product technology, maintenance, and enhancement of our existing technology and infrastructure, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platforms, and amortize such costs over the estimated life of the new product or incremental functionality, which is typically four years.
In accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), we expense a substantial portion of research and development expenses as incurred. We expect our research and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenues from period to period as we continue to expand our research and development team to develop new products and product enhancements, as well as to support our growing infrastructure.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platforms through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining customer contracts are deferred and amortized on a straight-line basis over the estimated period of the customer relationship, which is estimated to be four to five years.
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
General and Administrative
General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense, for our executive team, talent (human resources), finance, procurement, legal and compliance, and other administrative teams, facility costs (including rent and utilities expense for our leased office space, excluding those used in our print operations) and allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance, and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period.
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
Income Taxes
Income taxes consist primarily of income taxes related to federal, state, and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets for our U.S. federal taxes and certain foreign and state taxes as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Segments
Our operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. Our Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer ("CEO"), who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance. The accounting policies used by the reportable segments are the same as those used in our Consolidated Financial Statements.
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
Results of Operations
The following tables set forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues, for each of the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021		2020
Revenues:
Subscription, transaction, and services	$131,574	79%	$108,569	75%
Reimbursable costs	34,831	21	37,116	25
Total revenues	166,405	100	145,685	100
Cost of revenues:
Cost of subscription, transaction, and services	37,043	22	32,531	22
Cost of reimbursable costs	34,831	21	37,116	25
Total cost of revenues, excluding depreciation and amortization	71,874	43	69,647	48
Operating expenses:
Research and development	50,127	30	36,468	25
Sales and marketing	39,624	24	23,420	16
General and administrative	48,282	29	22,188	15
Depreciation and amortization	5,516	3	5,624	4
Total operating expenses	143,549	86	87,700	60
Loss from operations	(49,018)	(29)	(11,662)	(8)
Other income (expense):
Interest income	440	—	18	—
Interest expense and loss on extinguishment of debt	(2,952)	(2)	(4,661)	(3)
Change in fair value of financial instruments and other expense	(9,783)	(6)	(518)	—
Total other expense	(12,295)	(7)	(5,161)	(4)
Loss before income taxes	(61,313)	(37)	(16,823)	(12)
Income tax expense (benefit)	(113)	—	204	—
Net loss	$(61,200)	(37)%	$(17,027)	(12)%

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020
Total Revenues

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Subscription and transaction fees	$121,321	$99,609	$21,712	22%
Services and other	10,253	8,960	1,293	14
Subscription, transaction, and services	131,574	108,569	23,005	21
Reimbursable costs	34,831	37,116	(2,285)	(6)
Total revenues	$166,405	$145,685	$20,720	14%
The increase in total revenues during the year ended December 31, 2021 compared to the prior year was primarily due to (1) a $22.7 million increase in the software and payments segment as a result of contracting with new customers, existing customers purchasing additional products, price increases, increased transaction volumes primarily from payments, and includes $3.3 million of subscription and transaction fees revenue from the recognition of previously paid and deferred revenue from a customer who terminated during the first quarter of 2021, (2) a $1.3 million increase in services revenue from existing customers purchasing additional professional services engagements, and (3) the acquisition of iController. These increases were partially offset by (1) a $2.3 million in print segment reimbursable costs, primarily postage, associated with lower print volumes and (2) a $1.0 million decrease in transactional volumes in the print segment as a result of existing customers converting to electronic invoicing.
Cost of Revenues

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of subscription, transaction and services	$37,043	$32,531	$4,512	14%
Cost of reimbursable costs	34,831	37,116	(2,285)	(6)
Total cost of revenues, excluding depreciation and amortization	$71,874	$69,647	$2,227	3%
The increase in total cost of revenues, excluding depreciation and amortization, during the year ended December 31, 2021 compared to the prior year was primarily due to (1) a 6.5 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, and reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic. This increase was partially offset by (2) a $2.3 million decrease in reimbursable costs, primarily postage, associated with lower print volumes, and (3) a $2.0 million decrease in print related costs resulting from efficiencies in our operations and lower print transactional volumes as a result of existing customers converting to electronic invoicing.
Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Research and development	$50,127	$36,468	$13,659	37%
The increase in research and development expenses during the year ended December 31, 2021 compared to the prior year was due primarily to a $12.4 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount, and a $0.9 million increase in software expenses directly related to product development activities. The remainder of the increase was primarily due to the acquisition of iController and amortization of capitalized software development costs.
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Sales and marketing	$39,624	$23,420	$16,204	69%
The increase in sales and marketing expenses during the year ended December 31, 2021 compared to the prior year was due primarily to a $13.8 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of Earnout RSUs associated with the Business Combination, reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount, and a $1.6 million increase in marketing initiatives spend related to promoting our products and product enhancements. The remainder of the increase was primarily due to the acquisition of iController and an increase in travel due to the easing of COVID-19 restrictions.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
General and administrative	$48,282	$22,188	$26,094	118%
The increase in general and administrative expenses during the year ended December 31, 2021 compared to the prior year was due primarily to (1) a $17.0 million increase in personnel-related costs, including stock-based compensation resulting from the grant of stock options to substantially all employees in January 2021 and the impact of certain Earnout RSUs associated with the Business Combination, and reinstating incentive programs that were eliminated as part of the cost-reduction measures implemented in 2020 as a result of the COVID-19 pandemic, and increased headcount, (2) a $5.2 million increase in insurance, professional, software, and consulting fees for reporting, compliance, and other related requirements as a result of becoming a public company in 2021, and (3) a $2.7 million increase in capital structure costs related to a secondary offering of our Common Stock in July 2021 and retiring all of our outstanding warrants in December 2021. The remainder of the increase was primarily due to the acquisition of iController and an increase in travel due to the easing of COVID-19 restrictions.
Depreciation and Amortization

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Depreciation and amortization	$5,516	$5,624	$(108)	(2)%
The decrease in depreciation and amortization expense compared to the prior year was due primarily to a certain customer relationship intangible assets that were fully amortized in 2021, offset by an increase due to the acquisition of iController and amortization of the acquired intangible assets.
Total Other Income (Expense)

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Total other expense	$(12,295)	$(5,161)	$(7,134)	138%
The increase in other expense during the year ended December 31, 2021 compared to the prior year was due primarily to a $9.5 million increase in fair value measurements, primarily related to Earnout Shares and a $2.4 million increase due to a loss on extinguishment of debt associated with the early payment of all of our outstanding borrowings, both as part of the Business Combination. These increases were partially offset by a $4.1 million reduction in interest expense as all of our outstanding borrowings were paid off in the first quarter of 2021.
Income Taxes Expense (Benefit)

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Income tax expense (benefit)	$(113)	$204	$(317)	155%
The change from income tax expense to income tax benefit during the year ended December 31, 2021 was primarily due to the decrease in deferred tax liability related to the acquisition of iController in the fourth quarter of 2021, and the ability to utilize certain tax losses in the future. Overall, our effective tax rate is low due to our U.S. net operating loss position. We have a valuation allowance on our deferred taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, cash flows from financing activities, and through a public offering of our equity securities. As of December 31, 2021, we had cash and cash equivalents of $187.7 million and marketable securities of $45.1 million. Our primary uses of liquidity are operating expenses, capital expenditures, and acquiring businesses.
On October 7, 2021, we completed the acquisition of iController for approximately $56.8 million in cash. On February 14, 2022, we completed the acquisition of Order2Cash for an initial purchase price of approximately $58.2 million in cash. Both acquisitions were funded entirely with cash on hand.
We believe our current cash, cash equivalents, marketable securities, and cash flows from financing activities, including the reduction in cash used to acquire Order2Cash and additional consideration payable within the next year, if any, related to our recent acquisitions, are sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial, and industry conditions, including the continued impact of COVID-19.
Our liquidity is influenced by a variety of factors, including our revenue growth rate, timing of payments and collections, development of new products, cash paid for acquisitions, capital expenditures, and the issuance of debt and stock. Our future capital requirements will depend on many factors, including our pace of growth, subscription activity, retention of existing customers, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. Further, we continually assess potential acquisitions and expect to continue to pursue acquisitions of complementary businesses, services, and technologies. To the extent that our existing cash, cash equivalents, and marketable securities are insufficient to fund future activities or requirements to continue operating our business, we may need to raise additional capital. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Years Ended December 31,		Change
	2021	2020	Amount	%
Net cash used in operating activities	$(9,560)	$(217)	$(9,343)	4306%
Net cash used in investing activities	(103,583)	(1,756)	(101,827)	5799
Net cash provided by financing activities	287,115	14,954	272,161	1820
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	—	(6)	—
Net increase in cash, cash equivalents, and restricted cash	$173,966	$12,981	$160,985	1240%
Operating Activities
Cash flows from operations have historically been negative as we continue to invest in our product features and platform, develop new products, increase our sales and marketing efforts to sign contracts with new customers, and expand the product breadth within existing customers. We do not expect this trend to change on an annual basis, although we do see quarterly shifts where cash flows from operations may be positive, primarily associated with invoicing and collecting subscription fees from customers which are typically payable in advance.
For the year ended December 31, 2021, cash used in operating activities was $9.6 million compared to cash used in operating activities of $0.2 million for the year ended December 31, 2020. The increase in 2021 was primarily due to higher net losses from investments in sales and marketing, product development, and insurance, professional, compliance, and other related requirements as a result of becoming a public company in 2021, and decreasing uses of cash for working capital, net of the impact of deferred revenues and costs.
Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $103.6 million, which consisted of $56.8 million paid for the acquisition of iController, $45.1 million for purchases of marketable securities, and $1.6 million of purchases of property and equipment.
For the year ended December 31, 2020, net cash used in investing activities was $1.8 million, which consisted of purchases of property and equipment.
Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $287.1 million, which primarily consisted of $329.7 million of proceeds from the Business Combination and PIPE Financing, net of offering costs. These proceeds were partially offset by $46.2 million used to fully repay our outstanding borrowings, including debt extinguishment costs, pursuant to the Business Combination.
For the year ended December 31, 2020, net cash provided by financing activities was $15.0 million, which primarily consisted of $49.6 million in proceeds from borrowings under a line of credit, and was partially offset by $34.9 million in repayments of our outstanding borrowings.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 15 - Accrued Expenses and Other Current Liabilities in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.
Leases
We lease office space for our employees and facilities for our print operations under non-cancellable operating lease agreements (refer to Note 10 - Leases in the Notes to Consolidated Financial Statements). The remaining duration of non-cancellable operating leases ranges from less than 1 year to 13 years.

Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2021 are $5.1 million, $9.6 million, $8.4 million, and $24.1 million, respectively.
Purchase Obligations
We enter into purchase commitments with certain vendors to secure pricing for materials necessary for our print operations. As of December 31, 2021, we had approximately $0.5 million remaining under such purchase commitments.
Contingent Consideration
Our acquisition of iController includes contingent cash consideration with an estimated fair value of $5.1 million to be paid to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three year period subsequent to the acquisition date.
On February 14, 2022, we completed the acquisition of Order2Cash. Additional amounts are payable during the three-year period following the closing date based on the financial performance of Order2Cash and other certain conditions.
Letters of Credit
We have commitments under letters of credit for $2.5 million that are maintained pursuant to certain of our lease arrangements. $2.4 million of the letters of credit expire in 2024, and the remainder in greater than five years from December 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on both our current and historical experience, general economic conditions, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements. We consider the policies discussed below to be critical to an understanding of our Consolidated Financial Statements because their application requires complex and subjective management estimates and judgment.
•Revenue Recognition - We generate revenues from subscription fees for our hosted SaaS platform and modules, transaction fees for processing customer’s print invoicing or payments, professional service fees for implementation or consulting services, and other reimbursable costs.
We follow the five-step framework prescribed by ASC 606, Revenue from Contracts with Customers, to determine revenue recognition:
1.Identify the contract, or contracts, with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when, or as, we satisfy a performance obligation.
Under this framework, revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and service expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers.

Subscription Revenue
Subscription revenue primarily consists of contractually agreed upon fees to provide our customers access to our cloud-based SaaS platform and modules that automate processes across the accounts receivable function (including electronic invoice presentment, payments solutions, credit decisioning and monitoring, cash application, collections automation, and e-commerce).
Our subscription agreements do not provide the customer with the right to take possession of the software, are typically non-cancellable, and do not contain general rights of returns. Subscription agreements typically have an initial term of one to three years and are invoiced in annual, quarterly, or monthly installments in advance. After the initial term, subscription agreements renew annually and are invoiced in advance of each renewal year. Subscription services are recognized ratably over the contractual term of the arrangement, beginning on the date the service is made available to the customer.
Transaction Revenue
Transaction revenue consists of per-item processing fees charged at contracted rates based on the number of envelopes, invoices delivered, payments processed, or basis points on the amount of credit card payments processed. Our transaction fees are billed monthly based on the volume of items processed each month at the contractual rate per item processed.
We recognize revenue at the same time as the transactions are processed as the customer simultaneously receives and consumes the benefits of our transaction processing services.
Professional Services Revenue
Professional services revenue consists of implementation services for new customers, or implementations of new products for existing customers. It also includes separately contracted project services provided to customers outside of implementations. Professional services are typically sold on a time-and-materials basis and billed monthly based on actual hours incurred.
Implementation services are typically considered a single, combined performance obligation with our subscription services. Refer to ‘Significant Judgments’ below for a discussion on a single, combined performance obligation.
For project services, which are considered a separate performance obligation, we recognize revenue at the same time as the services are performed.
Significant Judgments
We determine the transaction price of our contracts based on the amount of consideration we expect to be entitled to, which can be variable. Any variable amounts are constrained to the minimum guaranteed contractual amount so that a reversal of cumulative revenue does not occur in future periods. Once there is no longer uncertainty over a variable amount, any incremental fees we are entitled to are allocated to the current and future subscription term.
Our contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service or a combination of multiple performance obligations to transfer products or services. We evaluate the existence of multiple performance obligations within our contracts by using judgment to determine if: (1) the customer can benefit from each contractual promise on its own or together with other readily available resources; and (2) the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation.
Typically, our implementation services are not capable of being distinct from the related subscription service, and accordingly, they are combined with the subscription service into a single performance obligation recognized over the term of the agreement. Since the initial contract with a customer includes both the subscription and implementation fees, and are therefore higher than subscription renewal fees in subsequent years, our contracts convey a ‘material right’ to the customer (i.e. an option for the customer to renew the contract at a lower price in relation to the initial contract price). Material rights are treated as a separate performance obligation and are recognized over the period which the right is expected to be exercised by a customer, which requires judgment and is typically four to five years. This period may be different for services sold from acquired companies.

For arrangements that contain multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative basis according to their standalone selling prices (“SSP”). The determination of SSP for each performance obligation requires judgment. We determine SSP for our performance obligations based on factors including an analysis of historical standalone sales data, contractual rates and renewal fees, internal pricing objectives, market conditions, factors used to set list prices, and pricing of similar products.
•Leases - We enter into both operating and finance leases. Leases are classified as operating or finance at the lease commencement date. A lease is classified as a finance lease if any one of the following criteria are met:
1.The lease transfers ownership of the asset by the end of the lease term;
2.The lease contains an option to purchase the asset that is reasonably certain to be exercised;
3.The lease term is for a major part of the remaining useful life of the underlying asset;
4.The present value of the lease payments equals or exceeds substantially all of the fair value of the asset; or
5.The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
A lease is classified as an operating lease if it does not meet any one of these criteria. Operating leases are primarily for office space for our employees or facilities for our print operations. Finance leases are primarily for print equipment, computer hardware, and vehicles.
Lease liabilities and right-of-use (“ROU”) assets are recognized at the lease commencement date based on the estimated present value of future minimum lease payments over the lease term. ROU assets exclude lease incentives and are adjusted for initial direct costs incurred, if any. Lease liabilities represent our obligation to make lease payments arising from the lease and ROU assets represent our right to use an underlying asset for the lease term. We use judgement to determine the discount rate in the present value calculation as an implicit rate in our lease agreements is typically not determinable. Currently, at lease commencement or at the time of lease modification, we use our incremental borrowing rate. Our leases do not include residual value guarantees or covenants. We have elected to not recognize leases with a lease term upon commencement of 12 months or less (“short-term leases”) on our Consolidated Balance Sheets. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases includes straight-line amortization of ROU assets and interest expense by applying the effective interest rate method to remaining lease liabilities.
Some of our lease agreements contain options to extend or terminate the lease. When determining the lease term at commencement, these options are included in the measurement and recognition of the ROU asset and lease liability when it is reasonably certain that we will exercise the option, which requires judgment. We consider various economic factors when making this determination, including, but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the lease, underlying contractual obligations, or specific characteristics unique to a particular lease. Subsequent to entering into a lease, if it becomes reasonably certain that we will exercise an option that was not included in the lease term, we account for the change in circumstances as a lease modification, which results in the remeasurement of the ROU asset and lease liability as of the modification date. We continually evaluate whether facts or events indicate it is reasonably certain that we will exercise an option.
•Goodwill, Intangible Assets, and Other Long-Lived Assets - When acquiring a business, we determine the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, which may include a significant amount of intangible assets such as customer relationships, technology, trademarks and trade names, and non-compete agreements, as well as goodwill. The determination of the fair values of the assets acquired and liabilities assumed involves significant judgment in selecting inputs used in a valuation methodology, including expected future cash flows, future changes in technology, estimated replacement costs, covenants not to compete, acquired developed technologies, discount rates, and assumptions about the period of time the brand will continue to be used in our product portfolio. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. An impairment assessment requires evaluating the potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining each reporting unit’s estimated fair value, as it requires us to make estimates of market conditions and operational performance, including projected financial results, discount rates, control premium, and valuation multiples for key financial metrics.
Absent an event that indicates a specific impairment may exist, we have selected October 1st as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment test as of October 1, 2021 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of our reporting units was less than their respective carrying values and concluded that no impairments existed. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.
Intangible assets with finite lives as of December 31, 2021 consisted of customer relationships, technology, trademarks and trade names, and non-compete agreements and were recorded at their estimated fair values as described above. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Determining an acquired intangible asset’s useful life requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness, trademark and trade name history, and any contractual provisions that could limit or extend an asset's useful life.
Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. Other long-lived assets consist primarily of operating lease right-of-use assets, as described in the section titled ‘Leases’ of our Critical Accounting Policies and Estimates.
We continually evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of any of our intangible assets, tangible assets, or the estimated remaining lease term of any of our operating lease right-of-use assets may warrant revision, or that the carrying value of these assets may be impaired. To compute whether these assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life / estimated lease term of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to their estimated fair value.
•Stock-Based Compensation - We offer equity awards, primarily stock options, restricted stock units (RSUs”), and purchase rights to an employee stock purchase plan (“ESPP”), under equity incentive plans approved and administered by our Board of Directors.
Stock-based compensation expense for stock options and purchase rights is measured at fair value on the date of grant using the Black-Scholes option-pricing model, and for RSUs is measured based on the closing market price of our Common Stock on the date of grant. We recognize expense for stock awards on a straight-line basis over the award’s requisite service period, which is typically the vesting period for stock options and RSUs, and the offering period for purchase rights under the ESPP. As applicable, forfeitures are estimated at the date of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. We estimate the forfeiture rate based on historical experience.
The Black-Scholes model requires the use of subjective assumptions, including:
1.Expected Term - The period that the stock option is expected to be outstanding. We estimate the expected term based on historical experience, which we believe is representative of the actual characteristics of the awards.

2.Expected Volatility - The estimated volatility of our Common Stock price over the Expected Term. We estimate the expected volatility based on the historic volatility of comparable publicly traded companies over a period equal to the Expected Term. The comparable companies were chosen based on their industry, similar product offerings, or similar size.
3.Risk-Free Interest Rate - The risk-free interest rate is based on yields from United States Treasury zero-coupon issues with a term consistent with the Expected Term.
4.Expected Dividend Yield - We have never declared or paid cash dividends on Common Stock and we have no plans to do so. Consequently, we used an expected dividend yield of zero.
Recent Accounting Pronouncements
Refer to Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected adoption dates and effects on our financial position and results of operations.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We present these non-GAAP measures to assist investors in understanding our financial performance from the perspective of management. We believe these measures provide an additional tool for investors to use in comparing our financial performance over multiple periods with other companies in our industry. While we believe the use of these non-GAAP measures provides useful information to investors and management in analyzing our financial performance, non-GAAP measures have inherent limitations in that they do not reflect all of the amounts and transactions that are included in our financial statements prepared in accordance with U.S. GAAP. Non-GAAP measures do not serve as an alternative to U.S. GAAP, nor do we consider our non-GAAP measures in isolation. Accordingly, we present non-GAAP financial measures only in connection with U.S. GAAP results. We urge investors to consider non-GAAP measures only in conjunction with our U.S. GAAP financials and to review the reconciliation of our non-GAAP financial measures to the most comparable U.S. GAAP financial measures, as described below, included in this Annual Report on Form 10-K.
Net Revenue (non-GAAP)
Net revenue (non-GAAP) is defined as total revenues less reimbursable costs revenue. Reimbursable costs revenue consists primarily of amounts charged to customers for postage (with an offsetting amount recorded as a cost of revenue) which we do not consider internally when monitoring operating performance.
We believe net revenue (non-GAAP) allows investors to evaluate comparability with our past financial performance and facilitates period-to-period comparisons of core operations. The most directly comparable U.S. GAAP measure to net revenue (non-GAAP) is total revenues on our Consolidated Statements of Operations.
Adjusted Gross Profit (non-GAAP) & Adjusted Gross Margin (non-GAAP)
Adjusted gross profit (non-GAAP) is defined as total revenues less total cost of revenues, excluding depreciation and amortization, plus stock-based compensation expense included in total cost of revenues. Adjusted gross margin (non-GAAP) is defined as our adjusted gross profit (non-GAAP) divided by total revenues less reimbursable costs revenue or net revenue (non-GAAP).
We believe adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) are useful financial measures to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of our cash operations and ongoing operating performance between periods. We expect adjusted gross margin (non-GAAP) to continue to improve over time to the extent that we are able to increase our scale by successfully growing revenues, both from cross-selling existing customers and upselling current and future offerings. However, our ability to improve adjusted gross margin (non-GAAP) over time is not guaranteed and will be impacted by the factors affecting our performance discussed above and outlined in the section titled “Risk Factors” in Part I, Item 1A. this Annual Report on Form 10-K. The most directly comparable U.S. GAAP measure to adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) is total revenues on our Consolidated Statements of Operations.

The following table presents a reconciliation of our net revenue (non-GAAP), adjusted gross profit (non-GAAP), and adjusted gross margin (non-GAAP) to their most directly comparable U.S. GAAP financial measures (in thousands, except percentages):
Reconciliation of Total Revenues to Net Revenue (non-GAAP), Adjusted Gross Profit (non-GAAP) and Adjusted Gross Margin (Non-GAAP)

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Total revenues	$166,405	$145,685	$136,468
Less: Reimbursable costs revenue	34,831	37,116	40,008
Net Revenue (non-GAAP)	$131,574	$108,569	$96,460

Total revenues	$166,405	$145,685	$136,468
Less: Cost of revenue, excluding depreciation and amortization	71,874	69,647	72,023
Gross profit, excluding depreciation and amortization	94,531	76,038	64,445
Add: Stock-based compensation expense	1,710	263	133
Adjusted Gross Profit (non-GAAP)	$96,241	$76,301	$64,578

Gross margin, excluding depreciation and amortization	57%	52%	47%
Adjusted Gross Margin (non-GAAP)	73%	70%	67%
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA (non-GAAP) is defined as net loss, plus (1) income tax expense (benefit), (2) the change in fair value of financial instruments and other income (expense), including the change in the fair value of liabilities (for Earnout Shares, warrants, contingent consideration, or other equity instruments classified as liabilities), (3) interest expense and loss on extinguishment of debt, (4) depreciation and amortization, (5) stock-based compensation expense, (6) restructuring and severance costs, (7) acquisition and integration costs, and (8) other capital structure transaction costs, minus (9) interest income.
We believe adjusted EBITDA (non-GAAP) is a key measure for us to understand and evaluate our operating performance, to establish budgets, and to develop operational and strategic goals. Adjusted EBITDA (non-GAAP) helps identify underlying trends since the expenses we exclude in the calculation may not directly correlate to our overall operating performance in any specific period. Accordingly, we believe adjusted EBITDA (non-GAAP) also provides useful information to investors in understanding and evaluating our operating results in the same manner as management. The most directly comparable GAAP measure to adjusted EBITDA (non-GAAP) is net loss on the Consolidated Statements of Operations.
We believe that excluding the impact of these expenses in calculating adjusted EBITDA (non-GAAP) can provide a useful measure for period-to-period comparisons of our core operating performance. We believe it is useful to exclude certain non-cash charges, such as share-based compensation expense from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. Restructuring and severance costs are associated with realigning our organization or cost structure. Acquisition and integration expenses are related to the third-party costs associated with acquiring companies and internal direct costs associated with integrating acquired companies, employees, and their customers. These costs are not expected to recur within two years for prior acquisitions, and will only reoccur for new acquisitions. Other capital structure transaction costs are related to third-party fees, including investment banking, legal, accounting, and other professional advisory fees associated with financing transactions, such as the secondary offering of our Common Stock completed in July 2021 and the warrant exchange in December 2021. These costs are not expected to recur over the next two years as the secondary offering was a one-time transaction between existing and new shareholders, with no new shares being issued or offered by us, and the warrant exchange was a one-time transaction to convert all outstanding warrants to Common Stock.

The following table reconciles adjusted EBITDA (non-GAAP) to the most directly comparable GAAP financial measure (in thousands):
Reconciliation of Net Loss to Adjusted EBITDA (non-GAAP)

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net loss	$(61,200)	$(17,027)	$(22,803)
Income tax expense (benefit)	(113)	204	160
Change in fair value of financial instruments and other income	9,783	518	21
Interest expense and loss on extinguishment of debt	2,952	4,661	1,507
Depreciation and amortization	5,516	5,624	5,881
Stock-based compensation expense	26,151	3,063	2,114
Restructuring and severance	251	628	1,215
Acquisition and integration expenses	654	162	895
Other capital structure transaction costs	2,767	—	—
Interest income	(440)	(18)	(1)
Adjusted EBITDA (non-GAAP)	$(13,679)	$(2,185)	$(11,011)
For the year ended December 31, 2021, adjusted EBITDA (non-GAAP) was a loss of $13.7 million, a decrease of $11.5 million compared to the prior year due primarily to higher expenses for sales and marketing growth, and costs incurred as a result of becoming a public company in 2021, offset by higher gross profit, excluding depreciation and amortization, and overall lower adjusted EBITDA (non-GAAP) in 2020 related to expense reduction initiatives related to COVID-19 for part of that year.
For the year ended December 31, 2020, adjusted EBITDA (non-GAAP) was a loss of $2.2 million, an increase of $8.8 million compared to the prior year due primarily to expense reduction initiatives related to COVID-19, which commenced in the second quarter of 2020 and continued through the third quarter of 2020.
Free Cash Flow (non-GAAP)
Free cash flow (non-GAAP) is defined as net cash used in operating activities, less purchases of property and equipment (which includes capitalized internal-use software costs).
We believe free cash flow (non-GAAP) is an important liquidity measure of the cash available for our operational expenses and investment in business growth. It is useful to investors as a liquidity measure of our ability to generate or use cash to, maintain a strong balance sheet, and invest in future growth. The most directly comparable GAAP measure to free cash flow (non-GAAP) is net cash used in operating activities on the Consolidated Statement of Cash Flows.
The following table presents a reconciliation of free cash flow to the most directly comparable GAAP measure (in thousands):
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow (non-GAAP)

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(9,560)	$(217)	$(7,275)
Purchases of property and equipment	(1,633)	(1,756)	(4,317)
Free cash flow (non-GAAP)	$(11,193)	$(1,973)	$(11,592)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
While our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar and Euro, most of our agreements to date have been denominated in U.S. dollars. Due to the relative immaterial size of our international operations, our foreign currency exposure is limited. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results.
We expect our international operations to grow in the future and the effects of movements in currency exchange rates will increase as our transaction volume outside of the U.S. increases. As a result, we are continually monitoring the magnitude of our foreign currency exposure to determine if we should institute programs to mitigate such exposure.
Interest Rate and Credit Risk
We are exposed to interest rate risk related to our investment portfolio, which is comprised of interest-bearing deposits of cash, money market funds, and certificates of deposit with financial institutions. Due to the short-term and highly liquid nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented. Declines in interest rates, however, would reduce future interest income.
In connection with the Business Combination on January 12, 2021 (refer to Note 3 - Business Combination & Acquisitions in the Notes to Consolidated Financial Statements), all outstanding debt facilities were paid in full. As of December 31, 2021, we had no outstanding debt.
We are also exposed to credit risk related to collecting customer funds for charges related to our services and reimbursable costs. We mitigate this credit exposure by leveraging our credit decisioning products to make credit underwriting decisions about whether to require more timely payments or suspend services, extending hold periods on funds, managing exposure limits, requiring deposits, and various other controls in our products and platforms.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, and financial condition.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required by this Item 8 are included in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements and are set forth in the pages indicated in Part IV, Item 15(a)(1) and 15(a)(2) of this Annual Report on Form 10‑K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management conducted an evaluation, as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. The term “disclosure controls and procedures,” as defined in the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment was reviewed with the Audit Committee of the Board of Directors.
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2021, internal control over financial reporting was effective.
The foregoing assessment excludes our acquisition on October 7, 2021 of iController (refer to Note 3 - Business Combination & Acquisitions in the Notes to Consolidated Financial Statements). In accordance with guidance from the staff of the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have included the financial results of iController in the Consolidated Financial Statements from the date of the acquisition. Total assets and total revenues related to iController that were excluded from our assessment of internal control over financial reporting collectively represented approximately 1% of our consolidated assets and less than 1% of our consolidated revenues as of and for the year ended December 31, 2021.
The effectiveness of management’s internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, we have undertaken measures to protect our employees, partners, and clients, including encouraging employees to work remotely, which required us to modify some of our control procedures. These changes have not been material and we are continually monitoring and assessing the COVID-19 situation to minimize the impact on our internal control design and operating effectiveness.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors and executive officers set forth under the captions “Proposal No.1—Election of Directors”, “Information Regarding the Board of Directors and Corporate Governance”, and “Executive Officers” of the 2022 Proxy Statement is incorporated herein by reference.
The information regarding our Audit Committee, including the members of our Audit Committee, set forth under the caption “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2022 Proxy Statement is incorporated herein by reference.
The information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the caption “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2022 Proxy Statement is incorporated herein by reference.
The information regarding compliance with Section 16(a) of the Exchange Act, if any, set forth under the caption “Delinquent Section 16(a) Reports” of the 2022 Proxy Statement is incorporated herein by reference.
The information regarding our Code of Business Conduct and Ethics set forth under the caption “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2022 Proxy Statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the captions “Executive Compensation” and “Director Compensation” of the 2022 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2022 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information contained in the section captioned “Certain Relationships and Related-Person Transactions” of the 2022 Proxy Statement is incorporated herein by reference.
Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Independence of The Board of Directors” of the 2022 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding our independent auditor fees and serves in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” of the 2022 Proxy Statement is incorporated herein by reference.
Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditor in the section captioned “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Procedures” of the 2022 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits
(a)(1) Consolidated Financial Statements
The report of our independent registered public accounting firm and Consolidated Financial Statements listed in the Index to Consolidated Financial Statements herein are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted because the information is not required under the related instructions or is not applicable or because the information required is already included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.
(a)(3) Exhibits
We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits set forth on the accompanying Exhibit Index immediately preceding the Index to Consolidated Financial Statements.
EXHIBIT INDEX

Exhibit No.	Description
2.1+	Business Combination Agreement, dated as of October 18, 2020, by and among South Mountain Merger Corp., BT Merger Sub I, Inc., BT Merger Sub II, LLC and Factor Systems, Inc. (d/b/a Billtrust) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on January 14, 2021).
2.2+	Amendment to Business Combination Agreement, dated as of December 13, 2020, by and among South Mountain Merger Corp., BT Merger Sub I, Inc., BT Merger Sub II, LLC and Factor Systems, Inc. (d/b/a Billtrust) (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on January 14, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.1 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on October 22, 2020).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on January 14, 2021).
4.3	Warrant Agreement, dated June 19, 2019, by and between South Mountain Merger Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Current Report on Form 8-K filed by the Company on June 25, 2019).
4.4	Amended and Restated Registration Rights Agreement, dated October 18, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by the Company on January 14, 2021).
4.5	Amendment No. 1 to Warrant Agreement, dated December 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K filed by the Company on December 17, 2021).
4.6*	Description of Securities of the Registrant.
10.1#	BTRS Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.2#	Forms of Stock Option Grant Notice and Stock Option Agreement under the BTRS Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 filed to the Registration Statement on Form S-8 filed by the Company on March 15, 2021).
10.3#	Forms of RSU Award Grant Notice and RSU Award Agreement under the BTRS Holdings Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.6 filed to the Registration Statement on Form S-8 filed by the Company on March 15, 2021).

10.4#	BTRS Holdings Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.5	Lease Agreement, dated August 28, 2017, by and between Factor Systems, Inc. (d/b/a Billtrust) and Lenox Drive Office Park LLC (incorporated by reference to Exhibit 10.5 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.6	First Amendment to Lease Agreement, dated August 28, 2017, by and between Factor Systems, Inc. (d/b/a Billtrust) and Lenox Drive Office Park LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.7#	Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Flint A. Lane dated August 1, 2014, as amended by First Amendment to Employment Agreement dated May 18, 2017 and Second Amendment to Employment Agreement dated October 14, 2020 (incorporated by reference to Exhibit 10.7 filed on BTRS Holdings Inc.’s Current Report on Form 8-K, filed by the Registrant on January 14, 2021).
10.8#	Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Steven Pinado dated March 28, 2018, as amended by First Amendment to Employment Agreement dated October 14, 2020 (incorporated by reference to Exhibit 10.8 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.9#	Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Mark Shifke dated March 10, 2020 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.10#	Employment Agreement between Factor Systems, Inc. (d/b/a Billtrust) and Joseph Eng dated February 24, 2020 (incorporated by reference to Exhibit 10.10 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.11	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.12	Form of Subscription Agreement, dated as of October 18, 2020, by and between the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 filed to the Current Report on Form 8-K filed by the Company on January 14, 2021).
10.13	Form of Dealer Manager Agreement (incorporated by reference to Exhibit 10.11 filed to the Registration Statement on Form S-4 filed by the Company on November 18, 2021).
10.14	Form of Tender and Support Agreement, dated November 17, 2021, by and between the Company and Supporting Stockholders (incorporated by reference to Exhibit 10.12 filed to the Registration Statement on Form S-4 filed by the Company on November 18, 2021).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-257488) filed by the Company on June 28, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
^ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

BTRS HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
BTRS Holdings Inc.
Lawrenceville, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BTRS Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2022 expressed an unqualified opinion thereon.
Change in Accounting Principle
On January 1, 2021, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases. The effects of the adoption are described in Note 2 to the consolidated financial statements.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations – Valuation of Acquired Intangible Assets and Accounting for Contingent Consideration
As described in Note 3 to the Company’s consolidated financial statements, on October 7, 2021, the Company acquired iController BV for total purchase consideration of $62.7 million. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets and liabilities related to contingent consideration.
We identified the valuation of the intangible assets and the accounting for contingent consideration as a critical audit matter. The principal consideration for our determination included (i) the subjectivity and judgment required to determine the fair value of the intangible assets specifically related to forecasts of future revenues and the selection of the discount rates, (ii) the judgment management uses to determine the accounting for contingent consideration specifically related to determining if the amounts should be included as a component of the purchase price or as a transaction separate from the business combination. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of the forecasts of future revenue by (i) comparing to historical revenue growth of the acquired entity and (ii) assessing forecasts of future revenues against industry metrics and guideline companies.
•Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of discount rates incorporated into the valuation models used by management, and (ii) testing the mathematical accuracy of the Company’s calculations.
•Evaluating management’s assessment of the accounting treatment of contingent consideration by assessing the relevant terms of the applicable agreements.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Woodbridge, New Jersey
March 9, 2022

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
BTRS Holdings Inc.
Lawrenceville, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited BTRS Holdings Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 9, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of iController BV (“iController”), which was acquired on October 7, 2021 and was included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Total assets and total revenues related to iController constituted approximately 1% of the consolidated assets as of December 31, 2021, and less than 1% of the total revenue and net loss for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of iController because of the timing of the acquisition. Our audit of internal control over financial reporting of the Company did not include an evaluation of the internal control over financial reporting of iController.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Woodbridge, New Jersey
March 9, 2022

BTRS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$187,672	$14,642
Marketable securities	45,117	—
Customer funds	22,541	20,924
Accounts receivable, net	34,394	23,009
Prepaid expenses	3,715	2,961
Deferred implementation and commission costs, current portion	5,060	4,718
Other current assets	1,164	4,108
Total current assets	299,663	70,362
Property and equipment, net	15,516	16,650
Operating lease right-of-use assets	28,623	—
Goodwill	88,148	36,956
Intangible assets, net	24,339	9,534
Deferred implementation and commission costs, net of current portion	9,238	8,677
Other assets	5,122	5,361
Total assets	$470,649	$147,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Customer funds payable	$22,541	$20,924
Current portion of debt and finance lease liabilities, net of deferred financing costs	163	380
Accounts payable	2,968	1,646
Accrued expenses and other current liabilities	46,263	27,247
Deferred revenue, current portion	16,890	14,895
Total current liabilities	88,825	65,092
Debt and finance lease liabilities, net of deferred financing costs and current portion	150	43,295
Operating lease liabilities, net of current portion	32,461	—
Customer postage deposits	10,081	10,418
Deferred revenue, net of current portion	22,352	14,861
Deferred taxes	4,338	768
Other liabilities	2,808	9,296
Total liabilities	161,015	143,730
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.0001 par value,10,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Class 1 common stock, $0.0001 par value, 538,000 shares authorized; 159,413 and 92,760 shares issued and outstanding at December 31, 2021 and 2020 respectively	15	9
Class 2 common stock, $0.0001 par value, 27,000 shares authorized; 3,396 and 8,197 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	516,987	148,677
Accumulated deficit	(206,077)	(144,877)
Accumulated other comprehensive loss	(1,292)	—
Total stockholders’ equity	309,634	3,810
Total liabilities and stockholders’ equity	$470,649	$147,540
The accompanying notes are an integral part of these Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Subscription, transaction, and services	$131,574	$108,569	$96,460
Reimbursable costs	34,831	37,116	40,008
Total revenues	166,405	145,685	136,468
Cost of revenues:
Cost of subscription, transaction, and services	37,043	32,531	32,015
Cost of reimbursable costs	34,831	37,116	40,008
Total cost of revenues, excluding depreciation and amortization	71,874	69,647	72,023
Operating expenses:
Research and development	50,127	36,468	34,285
Sales and marketing	39,624	23,420	22,098
General and administrative	48,282	22,188	23,297
Depreciation and amortization	5,516	5,624	5,881
Total operating expenses	143,549	87,700	85,561
Loss from operations	(49,018)	(11,662)	(21,116)
Other income (expense):
Interest income	440	18	1
Interest expense and loss on extinguishment of debt	(2,952)	(4,661)	(1,507)
Change in fair value of financial instruments and other expense	(9,783)	(518)	(21)
Total other expense	(12,295)	(5,161)	(1,527)
Loss before income taxes	(61,313)	(16,823)	(22,643)
Income tax expense (benefit)	(113)	204	160
Net loss	$(61,200)	$(17,027)	$(22,803)

Net loss per common share, basic and diluted	$(0.39)	$(0.17)	$(0.23)
Weighted average common shares outstanding, basic and diluted	155,066	100,023	99,272
The accompanying notes are an integral part of these Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(61,200)	$(17,027)	$(22,803)
Other comprehensive loss from foreign currency translation	(1,292)	—	—
Total comprehensive loss	$(62,492)	$(17,027)	$(22,803)
The accompanying notes are an integral part of these Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Redeemable Convertible Preferred Stock		Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	68,383	$141,676	29,767	$5	—	$—	$8,692	$(116,253)	$—	$(107,556)
Retroactive application of reverse recapitalization (Note 1)	(68,383)	(141,676)	60,186	4	8,197	1	132,373	9,298	—	141,676
Adjusted balance, December 31, 2018	—	—	89,953	9	8,197	1	141,065	(106,955)	—	34,120
Cumulative effect adjustment due to adoption of ASC 606	—	—	—	—	—	—	—	1,908	—	1,908
Stock-based compensation expense	—	—	—	—	—	—	2,114	—	—	2,114
Issuance of common stock under stock plans	—	—	1,467	—	—	—	1,127	—	—	1,127
Net loss	—	—	—	—	—	—	—	(22,803)	—	(22,803)
Balance, December 31, 2019	—	—	91,420	9	8,197	1	144,306	(127,850)	—	16,466
Stock-based compensation expense	—	—	—	—	—	—	3,063	—	—	3,063
Issuance of common stock under stock plans	—	—	1,340	—	—	—	1,308	—	—	1,308
Net Loss	—	—	—	—	—	—	—	(17,027)	—	(17,027)
Balance, December 31, 2020	—	—	92,760	9	8,197	1	148,677	(144,877)	—	3,810
Reverse recapitalization and PIPE financing (Note 3)	—	—	44,522	5	(1,659)	—	329,881	—	—	329,886
Fair value of Earnout Shares (Note 3)	—	—	—	—	—	—	(230,995)	—	—	(230,995)
Issuance and vest of Earnout Shares (Note 3)	—	—	10,204	1	713	—	237,008	—	—	237,009
Issuance of common stock under stock plans	—	—	4,323	—	—	—	6,227	—	—	6,227
Shares issued for exercise of warrants	—	—	3	—	—	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	—	26,151	—	—	26,151
Shares exchanged in connection with Secondary Offering (Note 17)	—	—	2,028	—	(2,028)	—	—	—	—	—
Warrant Exchange (Note 7)	—	—	3,746	—	—	—	—	—	—	—
Exchange of shares	—	—	1,827	—	(1,827)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(1,292)	(1,292)
Net loss	—	—	—	—	—	—	—	(61,200)	—	(61,200)
Balance, December 31, 2021	—	$—	159,413	$15	3,396	$1	$516,987	$(206,077)	$(1,292)	$309,634
The accompanying notes are an integral part of these Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(61,200)	$(17,027)	$(22,803)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,516	5,624	5,881
Provision for bad debts	204	61	114
Loss on extinguishment of debt and amortization of debt discount	2,799	278	94
Reduction in carrying amount of operating right-of-use assets	2,628	—	—
Stock-based compensation expense	26,151	3,063	2,114
Change in fair value of financial instruments and other income	9,996	520	12
Deferred income taxes	(137)	196	192
Changes in assets and liabilities:
Accounts receivable	(10,420)	(3,413)	(4,783)
Prepaid expenses	(755)	407	(1,321)
Deferred implementation, commissions, and other costs	(903)	(756)	(1,464)
Other assets (current and non-current)	1,399	(4,028)	(333)
Accounts payable	786	(1,656)	1,765
Accrued expenses and other	12,315	11,962	6,868
Lease liabilities	(2,920)	—	—
Deferred revenue	5,805	4,688	6,005
Other liabilities (current and non-current)	(824)	(136)	384
Net cash used in operating activities	(9,560)	(217)	(7,275)
Cash flows from investing activities:
Purchase of businesses	(56,833)	—	(6,335)
Purchases of marketable securities	(45,117)	—	—
Purchases of property and equipment	(1,633)	(1,756)	(4,317)
Net cash used in investing activities	(103,583)	(1,756)	(10,652)
Cash flows from financing activities:
Proceeds from borrowings, net of costs	—	49,554	24,750
Payments on borrowings	(44,663)	(34,921)	(6,333)
Business Combination and PIPE financing	349,638	—	—
Payments of equity issuance costs	(19,936)	—	—
Debt extinguishment costs	(1,565)	—	—
Change in customer funds payable	1,617	(202)	3,505
Payments on finance leases	(228)	(261)	(276)
Proceeds from common stock issued	6,742	1,308	1,127
Taxes paid on net share issuance of stock-based compensation	(4,490)	(524)	—
Deferred acquisition payments	—	—	—
Net cash provided by financing activities	287,115	14,954	22,773
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	—	—
Net increase in cash, cash equivalents, and restricted cash	173,966	12,981	4,846
Cash, cash equivalents, and restricted cash, beginning of period	38,843	25,862	21,016
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$212,809	$38,843	$25,862
The accompanying notes are an integral part of these Consolidated Financial Statements.

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$135	$4,238	$1,266
Cash paid for/(received from) income taxes	$—	$(41)	$3
Noncash Investing & Financing Activities:
Fixed assets purchased under finance leases	$31	$6	$210
Contingent consideration (Note 3)	$5,085	$—	$1,066
Deferred purchase price (Note 3)	$579	$—	$1,131
Equity issuance costs charged to additional paid-in-capital	$1,624	$—	$—
Net assets acquired in Business Combination and other	$255	$—	$—
Reclassification of stock warrant liability to equity (Note 3)	$1,433	$—	$—
Issuance and vesting of Earnout Shares (Note 3)	$237,008	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

BTRS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Nature of Business
BTRS Holdings Inc., formerly known as Factor Systems, Inc. ("Legacy Billtrust"), utilizing the trade name Billtrust (the "Company” or “Billtrust”), was incorporated on September 4, 2001 in the State of Delaware and maintains its headquarters in Lawrenceville, New Jersey, with additional domestic offices or print facilities in Colorado, Illinois, California, and international offices in Belgium, the Netherlands, and Germany.
The Company provides a comprehensive suite of order-to-cash software as a service ("SaaS") solutions with integrated payments, including credit decisioning and monitoring, online ordering, invoicing, cash application and collections. In addition, Billtrust founded the Business Payments Network ("BPN") as part of its strategic relationship with VISA, Inc., which combines remittance data with business-to-business ("B2B") payments and facilitates straight-through payment processing. Billtrust primarily serves B2B companies and integrates the key areas of the order-to-cash process: credit decisioning, e-commerce solutions, invoice presentment, invoice payment, cash application, and collections workflow management, helping its clients connect with their customers and cash.
Business Combination Agreement
On October 18, 2020, as amended December 13, 2020, South Mountain Merger Corp., a Delaware corporation (“South Mountain”), BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”) and the Company (“Billtrust”), entered into a Business Combination Agreement (the “BCA”), pursuant to which (i) First Merger Sub will be merged with and into Billtrust (the “First Merger”), with Billtrust surviving the First Merger as a wholly owned subsidiary of South Mountain (the “Surviving Corporation”) and (ii) as soon as reasonably practical after consummation of the First Merger, but no later than ten (10) days following consummation of the First Merger, the Surviving Corporation will be merged with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of South Mountain (such Mergers, collectively with the other transactions described in the BCA, the “Business Combination”).
In connection with the execution of the BCA, on October 18, 2020, South Mountain entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, and South Mountain has agreed to sell to the PIPE Investors, an aggregate of 20,000,000 shares of South Mountain Class A Common Stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $200.0 million, in a private placement (the “PIPE Financing”).
As described in Note 3 - Business Combination & Acquisitions, the Business Combination and PIPE Financing closed on January 12, 2021 (the "BCA Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Billtrust was the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Billtrust). Accordingly, the assets, liabilities, and results of operations of Billtrust became the historical financial statements of "New Billtrust", which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Billtrust beginning on the BCA Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, the Company’s Class 1 common stock (“Common Stock”) began trading on the Nasdaq Global Select Market under the ticker symbol “BTRS”.

Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding annual financial reporting on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.
Except as noted in the section titled "Retroactive Adjustments Related to Reverse Recapitalization", the accompanying Consolidated Financial Statements for periods ended prior to January 12, 2021 reflect Legacy Billtrust, which was a single entity, and its capital structure prior to the Business Combination, and do not reflect New Billtrust or South Mountain.
The Company's fiscal year is the twelve-month period from January 1 through December 31 and all references to “2021”, “2020”, “2019”, and “2018” refer to the fiscal year unless otherwise noted.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of BTRS Holdings Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosure about contingent liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, leases, valuation of goodwill, intangible, other long-lived assets, and acquired assets and liabilities from acquisitions, recoverability of deferred tax assets, ongoing impairment reviews of goodwill, intangible assets, and other long-lived assets, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.
Foreign Currency
The functional currency of the Company’s subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using the period-end exchange rates for assets and liabilities, average exchange rates during the corresponding period for revenues and expenses, and historical rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity on the Consolidated Balance Sheets.
Foreign currency transaction gains and losses are included in change in fair value of financial instruments and other expenses on the Consolidated Statements of Operations. Foreign exchange gains and losses were not material during 2021, 2020, and 2019.
Retroactive Adjustments Related to Reverse Recapitalization
On May 14, 2021, the Company filed its Quarterly Report on Form 10-Q with the SEC for the three months ended March 31, 2021 and 2020, with such interim financial statements reflecting the reverse recapitalization of Billtrust (refer to the Business Combination Agreement section of Note 1 - Organization and Nature of Business and Note 3 - Business Combination & Acquisitions) as if it had occurred as of the beginning of each period presented.
As a result, in conformity with U.S. GAAP, the Company has retroactively adjusted its annual financial statements and related notes thereto, as of, and for the years ended, December 31, 2020, 2019, and 2018 to reflect the aforementioned reverse recapitalization as follows:
•Within the Consolidated Balance Sheets, redeemable convertible preferred stock in mezzanine equity was converted into Class 1 and 2 common stock and classified in permanent equity.
•The Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit were renamed the Consolidated Statements of Stockholders' Equity.

•Within the Consolidated Statements of Stockholders' Equity:
◦Redeemable convertible preferred stock, common stock, share activity, and per share amounts were converted to Class 1 and 2 common stock at an exchange ratio of 7.2282662 shares per share of Legacy Billtrust common stock (the “Conversion Ratio”).
◦Preferred stock dividends and accretion of preferred stock to redemption value for the years ended December 31, 2020, 2019, and 2018 in the amounts of $8,670, $8,682, and $9,298, respectively, were reclassified from redeemable convertible preferred stock to accumulated deficit.
•Within the Consolidated Statements of Operations, net loss per share and the weighted average number of shares used to compute net loss per share were adjusted based on the converted number of Class 1 and 2 common shares.
•Within the Notes to Consolidated Financial Statements:
◦The exercise price of the warrants described in Note 3 - Business Combination & Acquisitions was adjusted using the Conversion Ratio.
◦All per share and share amounts in Note 6 - Loss Per Share were adjusted based on (1) the converted number of Class 1 and 2 common shares, and (2) the removal of the preferred stock dividends and accretion to redemption value.
◦All stock options and related per share amounts in Note 7 - Stockholders' Equity and Stock-Based Compensation were adjusted using the Conversion Ratio.
◦Note 9. Redeemable Preferred Stock and Stockholders’ Equity included in the previously issued financial statements was removed in its entirety.
Except as otherwise noted above, the financial statements and related notes have not been adjusted from the financial statements and related notes included in Amendment No. 1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on March 24, 2021.
Reclassification of Customer Funds
Consistent with our 2021 presentation, to reflect our total cash position (inclusive of cash and cash equivalents, restricted cash, and customer funds), the Company revised the presentation of its Consolidated Statements of Cash Flows and related supplemental disclosure to include customer funds as a component of total cash, cash equivalents, and restricted cash, and to include changes in customer funds payable within cash flows from financing activities. The Company concluded that customer funds are considered to be generally restricted under Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, and should be included within total cash, cash equivalents, and restricted cash. Additionally, based on the nature of customer funds, changes in the related payables balances should be classified as financing activities.
These revisions did not have a material impact on the Company's cash flows from financing activities and had no impact on the Company's previously reported Statements of Operations, Statements of Comprehensive Loss, or Balance Sheets, including the reported amounts of cash and cash equivalents, customer funds, and customer funds payable. Consistent with historical presentation, the Company will continue to present customer funds and customer funds payable as separate line items in its Consolidated Balance Sheets. Prior period amounts have been revised to conform to the current period presentation and future filings will include the revised presentation.

The following tables present the effect of the change in presentation to the previously reported line items on the Statements of Cash Flows for each period indicated:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Previously Reported	Adjustment	Revised	As Previously Reported	Adjustment	Revised
Cash flows from financing activities:
Change in customer funds payable	$—	$(202)	$(202)	$—	$3,505	$3,505
Net cash provided by financing activities	15,156	(202)	14,954	19,268	3,505	22,773
Net increase in cash, cash equivalents, and restricted cash	13,183	(202)	12,981	1,341	3,505	4,846
Cash, cash equivalents, and restricted cash, beginning of period	4,736	21,126	25,862	3,395	17,621	21,016
Cash, cash equivalents, and restricted cash, end of period	$17,919	$20,924	$38,843	$4,736	$21,126	$25,862
Reclassification of Restricted Cash
During 2021, the Consolidated Balance Sheets were updated to remove restricted cash as a standalone line item and combine it with other current assets or other assets. Prior periods have been reclassified to conform to the current period presentation, which resulted in approximately $3.3 million of restricted cash being reclassified into other current assets for the year ended December 31, 2020. The reclassification had no impact on the amount of total current assets or total assets previously reported.
Liquidity
For the year ended December 31, 2021, the Company incurred a net loss of $61.2 million and used cash in operations of $9.6 million. As of December 31, 2021, the Company had cash and cash equivalents of $187.7 million, marketable securities of $45.1 million, and an accumulated deficit of $206.1 million. Based on the Company’s business plan, existing cash, cash equivalents, and marketable securities, including the reduction in cash to acquire Order2Cash on February 14, 2022 and any additional consideration payable (refer to Note 19 - Subsequent Events), the Company expects to satisfy its working capital requirements for at least the next 12 months after the date that these Consolidated Financial Statements are issued.
COVID-19
The COVID-19 pandemic has resulted in government authorities and businesses throughout the world implementing numerous measures intended to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter-in-place and lock-down orders, mask and social distancing requirements, and business limitations and shutdowns. Since the start of the pandemic, the Company has continued to operate despite the disruption to some of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through the Company's platform and offerings. While this helped avoid significant business, bookings, or revenue disruptions thus far, during the second quarter of 2020, the pandemic did cause a decrease in the Company's transaction revenues from certain customers. This was a result of the pandemic's broader economic impact on some companies in heavily transaction-based industries and the related slowing of their business activity. These revenues rebounded in the second half of 2020. Throughout 2021, the Company remained focused on investing in its products and supporting its long-term growth, including global expansion. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited the Company as it has further ingrained Billtrust’s platform in its customers’ critical day-to-day order-to-cash operations. The impact of the pandemic in 2021 was not significant, as evidenced by the growth in revenues across the Company’s subscription and transactional offerings.
The COVID-19 pandemic has caused the Company to modify its business practices, such as enabling and encouraging our workforce to work from anywhere, establishing strict health and safety protocols in the Company’s offices, restricting physical participation in meetings, events and conferences, and reducing employee travel. The Company continues to actively monitor the situation and may take further actions as may be required by government authorities or that it determines are in the best interests of our employees, customers, and partners.
The Company is unable to predict the full impact the COVID-19 pandemic will have on its future results of operations, liquidity, financial condition, and business practices due to numerous uncertainties, including the duration, severity, and spread of the virus, actions that may be taken by government authorities, the impact to our employees, customers, and partners, and various other factors beyond our knowledge or control.
Accounting Pronouncements Issued and Adopted
Based on the closing share price and the market value of the Company's common stock held by non-affiliates as of June 30, 2021, the Company was deemed to be a large accelerated filer as of December 31, 2021. As a result, the Company no longer qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”). The previous EGC status allowed the Company an extended transition period to adopt new or revised accounting pronouncements until such pronouncements were applicable to private companies. The effect of the loss of ECG status and impact on the adoption of new accounting pronouncements that the Company previously elected to use the extended transition period for is discussed further below.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), with subsequent ASUs issued to clarify certain aspects of the guidance and to provide certain practical expedients that entities can elect upon adoption (collectively, "Topic 842"). Topic 842 outlines a comprehensive lease accounting model and supersedes the current lease guidance. The standard requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and a corresponding right-of-use ("ROU") asset. It also changes the definition and classification of a lease, with the classification affecting the pattern of expense recognition, and expands the qualitative and quantitative disclosure requirements of lease arrangements.
As a result of losing EGC status effective as of December 31, 2021, the Company was required to adopt Topic 842 retroactively to January 1, 2021. The Company adopted the standard utilizing the modified retrospective method in which comparative periods are not adjusted. Adoption of the standard resulted in the recognition of operating lease ROU assets of $29.3 million and operating lease liabilities of $36.7 million on January 1, 2021. The difference of $7.4 million between the operating lease ROU assets and operating lease liabilities relates to deferred rent and lease incentives that were included on our Consolidated Balance Sheets prior to the adoption of Topic 842. This amount was eliminated upon adoption of the standard and was recorded as a reduction to the gross operating lease ROU assets. Additionally, upon adoption, there were no significant changes in the carrying values of assets and liabilities related to the Company’s finance leases, which were referred to as capital leases under the prior guidance.
The Company elected the package of practical expedients, including the related disclosure requirements, that permits the use of historical lease classification and accounting under the previous guidance for all leases that existed as of the adoption date. Additionally, the Company elected to exempt all leases with a lease term upon commencement of 12 months or less from recognition of ROU assets and lease liabilities, and elected not to separate lease and non-lease components within its leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, with subsequent ASU's issued that clarify the guidance (collectively, "Topic 326"). Topic 326 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" using a forward-looking approach and to record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. Topic 326 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities.
As a result of losing EGC status effective as of December 31, 2021, the Company was required to adopt Topic 326 retroactively to January 1, 2021. The Company adopted the standard using the modified retrospective method in which prior periods are not adjusted and the cumulative effect of applying the standard is recorded at the date of initial application. The Company was not required to record a cumulative effect adjustment as a result of adopting the standard.

The allowance for expected credit losses on accounts receivable as of the year ended December 31, 2021 is $0.3 million.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to accounting for income taxes. As a result of losing EGC status effective as of December 31, 2021, the Company was required to adopt Topic 740 retroactively to January 1, 2021. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test and requires an entity to write down the carrying value of goodwill in the amount by which the carrying amount of a reporting unit exceeds its fair value. As a result of losing EGC status effective as of December 31, 2021, the Company was required to adopt Topic 350 retroactively to January 1, 2021. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The amendments in this ASU require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. The Company has chosen to early adopt the standard as of January 1, 2021. Adoption of the standard was applied to the Company’s acquisition of iController BV in October 2021 (refer to Note 3 - Business Combination & Acquisitions) and was the Company’s only acquisition in 2021.
On January 1, 2021, the Company adopted ASU 2019-08, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which requires share-based payment awards granted to a customer to be measured and classified in accordance with Topic 718. Accordingly, amounts recorded as a reduction in transaction price are based on the grant-date fair value of share-based payment awards. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.
On January 1, 2021, the Company adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, using the prospective method. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have an impact on the Company’s financial position or results of operations.
On January 1, 2020, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU amends ASC 230 to add and clarify guidance on the classification and presentation of restricted cash on the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. The standard also requires a company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with U.S. GAAP. Additionally, changes in restricted cash and restricted cash equivalents that results from transfers between cash, cash equivalents, restricted cash, and restricted cash equivalents are not to be presented as cash flow activities on the statement of cash flows. Changes required upon adoption are included in subsequent sections of Note 2 - Significant Accounting Policies and did not impact on the Company’s financial position or results of operations.
On January 1, 2020, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity must apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.
On January 1, 2020, the Company adopted the guidance in ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard modifies fair value measurements under Topic 820, Fair Value Measurement, including changes to transfers between fair value levels, and Level 3 fair value measurements. Changes required upon adoption are included in Note 13 - Fair Value Measurements and did not impact the Company’s financial position or results of operations.
Fair Value Measurements
The carrying amounts reflected on the Consolidated Balance Sheets for cash, restricted cash, accounts receivable, customer funds, other current assets, other assets, accounts payable, accrued expenses, other current liabilities (excluding contingent consideration), and customer postage deposits approximate their fair value due to their short-term maturities.
Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents, marketable securities, and contingent consideration. The fair values of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
•Level 1: Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs, other than Level 1 inputs, that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs for which there is little or no market data, requiring the Company to develop its own estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds.
Marketable Securities
The Company’s marketable securities consist of certificates of deposit with a financial institution and mature within twelve months or less.
The Company determines the classification of its marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As the Company views its marketable securities as available to support its current operations and does not have the intent to hold the securities to maturity, it has classified them as available-for-sale. All marketable securities are recorded at their fair value (refer to Note 13 - Fair Value Measurements) with any unrealized gains or losses, except those related to credit losses, recorded in accumulated other comprehensive income (loss). There were no unrealized gains or losses during the year ended December 31, 2021. Realized gains and losses, including interest earned, are recorded in interest income on the Consolidated Statements of Operations and were not material for the year ended December 31, 2021.
Marketable securities are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates a security for impairment by considering the length of time and extent to which its market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer, specific events or circumstances that may influence the operations of the issuer, and the Company’s intent to sell the security, or the likelihood that it will be required to sell the security, before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new costs basis is established. The Company did not record any impairments during the year ended December 31, 2021.

Presentation of Restricted Cash
The following table summarizes the period ending cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$187,672	$14,642
Customer funds	22,541	20,924
Restricted cash (1)	2,596	3,277
Total cash, cash equivalents, and restricted cash	$212,809	$38,843
(1)Restricted cash consists of collateral for letters of credit issued by a bank in an equivalent amount, as required for certain leased office space. At December 31, 2021 restricted cash is included in other assets on the Consolidated Balance Sheets. At December 31, 2020 restricted cash is included in other current assets on the Consolidated Balance Sheets. The short-term or long-term classification is determined in accordance with the expiration of the underlying letters of credit.
Customer Funds
In connection with providing electronic invoice presentment and payment facilitation services for its customers, the Company may receive client funds via Automated Clearing House (“ACH”) payment to the Company’s cash accounts at its contracted financial institution. The contractual agreements with the Company’s customers stipulate a period of up to 3 days for processing ACH returns and obligate the customer to reimburse the Company for returned payments. Timing differences in customer deposits into and disbursements from the Company’s separate cash account results in a balance of funds to be remitted to customers, which is recorded as customer funds payable on the Consolidated Balance Sheets.
Customer Postage Deposits
The Company requires its print customers to maintain a minimum level of postage deposits on account. Customer postage deposits are presented as a liability on the Consolidated Balance Sheets and generally do not change unless customer postage usage significantly changes, new customers are added, or existing customers cancel services.
Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, marketable securities, restricted cash, accounts receivable, and customer funds. The Company maintains its deposits of cash and cash equivalent balances, restricted cash, and customer funds with high-credit quality financial institutions. The Company’s cash and cash equivalent balances, restricted cash, and customer funds may exceed federally insured limits.
The Company’s accounts receivable are reported on the accompanying Consolidated Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. Ongoing credit evaluations are performed, with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations, historic experience, and expectations of forward-looking loss estimates. Such losses, in the aggregate, have not exceeded management’s expectations. As of December 31, 2021 and 2020, the allowances for uncollectible accounts were $0.3 million and $0.2 million, respectively.
For the years ended December 31, 2021, 2020 and 2019, there were no customers that individually accounted for 10% or greater of revenues or accounts receivable.
Business Combination and Acquisitions
The Company accounts for business combinations and acquisitions in accordance with the acquisition method of accounting under the provisions of ASC 805, Business Combinations (“Topic 805”). Topic 805 requires the Company to record the identifiable assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at their acquisition date. Any excess consideration transferred over the estimated fair value of the net assets acquired is recorded as goodwill.
The determination of the fair values of the assets acquired and liabilities assumed involves judgment in selecting inputs used in a valuation methodology, including expected future cash flows, future changes in technology, estimated replacement costs, covenants not to compete, acquired developed technologies, discount rates, and assumptions about the period of time the acquired brand will continue to be used in the Company’s product portfolio. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Accordingly, actual results may differ from these estimates. As a result, during the measurement period after an acquisition, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded on the Consolidated Statements of Operations.
Direct acquisition related expenses and post-acquisition integration costs are recognized separately from an acquisition and are expensed as incurred.
Goodwill
Goodwill represents the amount an acquisition’s purchase price exceeds the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. Goodwill is not amortized; however it is required to be tested for impairment annually at the reporting unit level. Testing for impairment is also required on an interim basis if an event of circumstance indicates it is more likely than not that an impairment loss has been incurred. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.
A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. The Company has determined it has two reporting units.
Absent an event that indicates a specific impairment may exist, the Company has selected October 1 as the date for performing its annual goodwill impairment test. The impairment test is first performed at the reporting unit level using a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
The Company performed its annual impairment test as of October 1, 2021 utilizing a qualitative assessment and concluded that no impairment existed. Subsequent to completing the annual test, and through December 31, 2021, there were no events or circumstances that required an interim impairment test.
As of December 31, 2021, the Company had no accumulated goodwill impairment losses and goodwill impairment charges have not been required for the years ended December 31, 2021, 2020, or 2019.
Intangible Assets
Intangible assets consist of customer relationships, non-compete agreements, trademarks and trade names, and technology resulting from the Company’s acquisitions. Intangible assets are recorded at their estimated fair value, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives as follows:

Useful Life
Customer relationships	7 - 15 years
Non-compete agreements	5 years
Trademarks and trade names	6 years
Technology	6 years
The Company determines the useful life based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness, trademark and trade name history, and any contractual provisions that could limit or extend an asset's useful life. The assets are amortized using a method that best matches the periods in which the economic benefits are expected to be realized.
Impairment of Long-Lived Assets
The Company’s long-lived assets consist primarily of lease ROU assets, property and equipment, and intangible assets. The Company continually evaluates whether events or circumstances have occurred that indicate the estimated useful life may warrant revision or that indicate if the carrying value of these assets may be impaired. To calculate whether an asset has been impaired, the estimated undiscounted future cash flows over the remaining useful life of the asset is compared to its carrying value. If the estimated future cash flows are less than the carrying value, an impairment charge is recognized to write down the asset to its estimated fair value.
The Company did not record any impairment charges for the years ended December 31, 2021, 2020, and 2019.
Revenue Recognition
The Company follows the five-step framework prescribed by ASC 606, Revenue from Contracts with Customers, to determine revenue recognition:
1.Identify the contract, or contracts, with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when, or as, we satisfy a performance obligation.
The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms, and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance, and collectability of the consideration expected to be transferred is probable. The Company applies judgment in determining a customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due), and experience selling to similarly situated customers.
Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, the Company must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires the Company to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.
The Company determines the transaction price of its contracts based on the amount of consideration it expects to be entitled to, which can be variable. Any variable amounts are constrained to the minimum guaranteed contractual amount so that a reversal of cumulative revenue does not occur in future periods. Once there is no longer uncertainty over a variable amount, any incremental fees the Company is entitled to are allocated to the current and future non-cancellable contract term. Additionally, in accordance with ASC 606, performance obligations accounted for under the “right to invoice” practical expedient are excluded from the determination of the transaction price.
Contracts that contain multiple performance obligations require an allocation of the transaction price among the separate performance obligations on a relative basis according to their standalone selling prices (“SSP”). The determination of SSP for each performance obligation requires judgment. The Company determines SSP for its performance obligations based on factors including an analysis of historical standalone sales data, contractual rates and renewal fees, internal pricing objectives, market conditions, factors used to set list prices, and pricing of similar products.

The corresponding allocated revenues are recognized when (or as) the performance obligations are satisfied, as discussed further below.
Subscription Revenue
Subscription revenue primarily consists of contractually agreed upon fees to provide access to the Company’s cloud-based SaaS platform and modules that automate processes across the accounts receivable function (including electronic invoice presentment, payments solutions, credit decisioning and monitoring, cash application, collections automation, and e-commerce).
The Company’s subscription agreements do not provide the customer with the right to take possession of the software, are typically non-cancellable, and do not contain general rights of returns. Subscription agreements typically have an initial term of one to three years and are invoiced in annual installments in advance. After the initial term, subscription agreements renew annually and are typically invoiced in advance of each renewal year. In some cases, subscriptions may be billed in advance on a quarterly or monthly basis.
The Company has concluded that each subscription service represents a stand ready obligation to provide a daily processing service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Subscription services are recognized ratably over the contractual term of the arrangement, using an output measure of time elapsed, beginning on the date the service is made available to the customer.
Transaction Revenue
Transaction revenue consists of per-item processing fees charged at contracted rates based on the number of envelopes, invoices delivered, payments processed, or basis points on the amount of credit card payments processed. The Company’s transaction fees are billed monthly based on the volume of items processed each month, at the contractual rate per item processed.
The Company recognizes revenue at the same time as the transactions are processed since the customer simultaneously receives and consumes the benefits of the Company’s transaction processing services.
Professional Services Revenue
Professional services revenue consists of implementation services for new customers, or implementations of new products for existing customers. It also includes separately contracted project services provided to customers after implementation. Professional services are typically sold on a time-and-materials basis and billed monthly based on actual hours incurred.
Typically, the Company’s implementation services are not capable of being distinct from the related subscription service, and accordingly, they are combined with the subscription service into a single performance obligation recognized over the term of the agreement. Since the initial contract with a customer includes both the subscription and implementation fees, and is therefore higher than subscription renewal fees in subsequent years, the Company’s contracts convey a ‘material right’ to the customer (i.e. an option for the customer to renew the contract at a lower price in relation to the initial contract price). Material rights are treated as a separate performance obligation and are recognized over the period which the right is expected to be exercised by a customer, which requires judgment and is estimated at four to five years. This period may be different for services sold from acquired companies.
For project services, which are considered a separate performance obligation, the Company recognizes revenue at the same time as the services are performed.
Reimbursable Costs
The Company’s reimbursable costs revenue consist primarily of amounts charged to its customers for postage on printed and mailed invoices to their end customers. These reimbursable costs are recorded on a gross basis since the goods or services giving rise to the reimbursable costs do not transfer a good or service to the customer (they are used by the Company in fulfilling its performance obligation to the customer). Corresponding expenses are recorded on an accrual basis and the costs are allocated based on specific types of postage to customers, as the expenses cannot be specifically identified to each specific customer. Because the cost of such revenue is equal to the revenue, this does not impact loss from operations or net loss.

Sales Tax and Other
The Company accounts for sales and other related taxes, as well as expenses associated with interchange on credit card transactions from third party card issuers or financial institutions (which are a pass through cost), on a net basis, excluding such amounts from revenue.
For expenses associated with interchange transactions, the Company has determined it is acting as an agent with respect to these payment authorization services based on the following factors: (1) the Company has no discretion over which card issuing bank will be used to process a transaction and is unable to direct the activity of the merchant to another card issuing bank, and (2) interchange and card network rates are pre-established by the card issuers or financial institutions, and the Company has no latitude in determining these fees. Therefore, revenue from credit card payments is presented net of interchange and card network fees paid to the card issuing banks and financial institutions, respectively, for all periods presented.
Contract Assets and Liabilities
Accounts Receivable and Allowance for Doubtful Accounts and Credit Losses
Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. The Company did not have any contract assets as of December 31, 2021 and 2020.
The Company has contracts that are both cancellable and non-cancellable. For contracts that are cancellable by the customer, the Company does not record a receivable when it issues an invoice. The Company records accounts receivable on these contracts only up to the amount of revenue earned but not yet collected.
In addition, since the majority of the Company’s contracts require payment in advance of the subscription term or the month after the completion of services, the Company does not adjust its receivables or transaction price for the effects of a significant financing component.
The Company extends credit to its customers in the normal course of business and maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed. When evaluating the adequacy of the reserve, the Company assesses various factors including the aging of the receivable balances, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, changes in customer payment terms, and customer-specific circumstances, such as bankruptcies and disputes. Actual results may differ from these estimates. Accounts receivable are written off when deemed uncollectible.
Deferred Revenue
The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets. Deferred revenue consists of billings in excess of revenue recognized. Similar to accounts receivable, the Company does not record deferred revenue for unpaid invoices on a cancellable contract.
Costs to Obtain Contracts
Commissions associated with subscription and transaction based arrangements are typically earned upon the execution of a sales contract by the customer and when the customer is billed for the underlying contractual period or transactions. Commissions associated with professional services are typically earned in the month that services are rendered. Substantially all sales commissions are paid at one of three points: (1) upon execution of a customer contract, (2) implementation is complete or transactional-based volume commences, and/or (3) after a period of up to twelve months thereafter.
The Company capitalizes commissions paid to sales personnel and related fringe benefit costs that are incremental to obtaining customer contracts. Capitalized commissions costs are included in deferred implementation and commission costs (both current and net of current portion) on the Consolidated Balance Sheets. Deferred commissions are amortized on a straight-line basis over an estimated period of benefit of four to five years and are recorded in sales and marketing expense on the Consolidated Statements of

Operations. The Company determines the period of benefit based on its historical experience with customers (including initial contract term and renewal periods), the average customer life of acquired customers, future cash flows expected from customers, industry peers, and other available information.
Deferred Implementation Costs
For arrangements where implementation services are provided before the subscription service is made available to the customer, the Company defers such costs and amortizes them on a straight-line basis over the estimated period of benefit, which is typically four to five years. These amounts are included in cost of subscription, transaction, and services on the Consolidated Statements of Operations.
Leases
The Company enters into both operating and financing leases and determines whether an arrangement is a lease at inception of the arrangement. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. Leases are classified as operating or finance leases at the lease commencement date. A lease is classified as a finance lease if any one of the following criteria are met:
1.The lease transfers ownership of the asset by the end of the lease term; or
2.The lease contains an option to purchase the asset that is reasonably certain to be exercised; or
3.The lease term is for a major part of the remaining useful life of the underlying asset; or
4.The present value of the lease payments equals or exceeds substantially all of the fair value of the asset; or
5.The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
A lease is classified as an operating lease if it does not meet any one of these criteria. The Company’s operating leases are primarily office space for its employees or facilities for its print operations. The Company’s finance leases are primarily print equipment, computer hardware, and vehicles.
Lease liabilities and ROU assets are recognized at the lease commencement date based on the estimated present value of future minimum lease payments over the lease term, while ROU assets exclude lease incentives and are adjusted for initial direct costs incurred, if any. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease and ROU assets represent the Company’s right to use an underlying asset for the lease term. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease commencement, as generally an implicit rate in the lease is not readily determinable. The Company’s leases do not include residual value guarantees or covenants.
Lease expense for operating leases and leases with a lease term upon commencement of less than 12 months is recognized on a straight-line basis over the lease term. Lease expense for finance leases includes straight-line amortization of ROU assets and interest expense by applying the effective interest rate method to remaining lease liabilities. Most of the Company’s lease agreements also contain variable payments, primarily common area maintenance, utilities, and other costs, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
Some of the Company’s lease agreements contain options to extend or terminate the lease. When determining the lease term at commencement, these options are included in the measurement and recognition of the ROU asset and liability when it is reasonably certain that the Company will exercise the option. The Company consider various economic factors when making this determination, including, but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the lease, underlying contractual obligations, or specific characteristics unique to a particular lease. Subsequent to entering into a lease, if it becomes reasonably certain that the Company will exercise an option that was not included in the lease term, the Company accounts for the change in circumstances as a lease modification, which results in the remeasurement of the ROU asset and liability as of the modification date. The Company continually evaluates whether facts or events indicate it is reasonably certain that it will exercise an option.

Property and Equipment
Property and equipment are stated at cost, net of accumulated amortization and depreciation. Amortization of equipment held under finance leases is included in depreciation expense. The cost of additions and expenditures that extend the useful lives of existing assets are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset as follows:

Useful Life
Assets held under finance leases	3 - 5 years
Computer, print, and mail equipment	3 - 5 years
Furniture and fixtures	3 - 15 years
Software	3 - 5 years
Vehicles	5 years
Leasehold improvements	Lesser of estimated useful life or the term of the related lease
Capitalized Software Development Costs
The Company capitalizes certain development costs incurred during the application development stage of its software development for new products and services. These costs include external direct costs of services used in the development or internal personnel costs for employees directly associated with the development. The Company capitalizes these costs until the software is substantially complete and ready for its intended use. Capitalized software development costs are recorded in property and equipment on the Consolidated Balance Sheets. Costs incurred in the preliminary stages of development and during post-configuration stages are expensed as incurred.
Capitalized software development costs are amortized on a straight-line basis over the technology’s estimated useful life, which is typically four years, and are included in cost of subscription, transaction, and services on the Consolidated Statements of Operations. For the years ended December 31, 2021 and 2020, the Company capitalized $0.4 million and $0.6 million respectively. During each of the years ended December 31, 2021 and 2020, $0.3 million of software development costs were amortized to expense.
Inventory
Inventory is comprised primarily of paper and envelope stocks and is stated at the lower of cost or net realizable value. Cost for substantially all of the Company’s inventory is determined on a specific identification or first-in, first-out basis. The Company periodically assesses the need for obsolescence provisions and determined that no obsolescence provision was necessary at December 31, 2021 and 2020. Inventory is included in other current assets on the Consolidated Balance Sheets and amounted to $0.8 million and $0.7 million at December 31, 2021 and 2020, respectively.
Stock-Based Compensation
The Company measures and recognizes stock-based compensation expense by calculating the estimated fair value of stock options, restricted stock units (“RSUs”), or purchase rights issued under the Company’s employee stock purchase plan (“ESPP”) on the grant date. The fair value of stock options and purchase rights under the ESPP is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions about the expected or contractual term of the option or purchase right, the expected volatility, risk-free interest rates, and expected dividend yield. Expected volatility is based on the historic volatility of comparable publicly traded companies over a period equal to the expected term. The fair value of RSUs is determined using the closing market price of the Company’s Common Stock on the grant date.
The Company recognizes stock-based compensation expense on a straight-line basis over the award’s requisite service period, which is typically the vesting period for stock options and RSUs, and the offering period for purchase rights under the ESPP. As applicable, forfeitures are estimated at the grant date and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. The Company estimates the forfeiture rate based on historical experience.
Prior to the Business Combination (refer to Note 3 - Business Combination & Acquisitions), as a privately held business, the Company estimated the fair value of its stock-based awards using the value indications provided by an income approach (a discounted cash flow analysis) and a market approach (a guideline public company analysis and a guideline transaction analysis). Calculating the fair value of the stock awards required the input of subjective assumptions.
Research and Development
Research and development expenses primarily consist of salaries, incentive compensation, stock-based compensation, and other personnel-related costs for the Company’s development, network operations, and engineering personnel, as well as costs related to pre-development and quality assurance testing of new technology, maintenance and enhancement of the Company’s existing technology and infrastructure, consulting, travel, and other related overhead. The Company expenses these costs as incurred.
Advertising
The Company expenses the cost of advertising and promotions as incurred and records them in sales and marketing expense on the Consolidated Statements of Operations. Advertising expense was $0.5 million for the year ended December 31, 2021 and was not material in the years ended December 31, 2020 and 2019.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires deferred tax assets and liabilities to be recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes.
The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. As a result of the Company’s historical operating performance and the cumulative net losses incurred to date, the Company does not have sufficient objective evidence to support the recovery of the U.S. federal and state net deferred tax assets. Accordingly, the Company has established a valuation allowance against such net deferred tax assets because the Company believes it is more likely than not that these deferred tax assets will not be realized.
The Company records uncertain tax positions using a two-step process whereby; (1) it determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position; and (2) for tax positions that meets the more-likely-than-not recognition threshold, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Judgment is required in evaluating the Company’s tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. The Company had no material uncertain tax positions at December 31, 2021 and 2020.
The Company classifies interest and penalties related to unrecognized income tax benefits in income tax expense on the Consolidated Statements of Operations. The Company has not accrued any interest or penalties as of December 31, 2021 and 2020.
Income (Loss) per Share
The Company's basic and diluted earnings per share are computed using the two-class method in accordance with ASC 260. The two-class method is an earnings allocation that determines net income (loss) per share for each class of common stock. Per share amounts are calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the effects of potentially dilutive securities are antidilutive given the net loss of the Company.
Accounting Pronouncements Issued but not yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU simplify the accounting for convertible instruments by eliminating large sections of the existing guidance and eliminating several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. The update is effective for fiscal years beginning after December 15, 2021, including interim periods with those years, and early adoption is permitted for years beginning after December 15, 2020. The Company is currently evaluating the impact that the standard will have on its financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The amendments in this ASU require entities to annually disclose information about certain government assistance they receive. The rule will be effective for public entities for annual periods beginning after December 15, 2021. The adoption of ASU is currently not expected to have a material impact on the Company’s financial statement disclosures.
Note 3 - Business Combination & Acquisitions
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
Immediately prior to the Closing, each issued and outstanding share of Legacy Billtrust preferred stock converted into equal shares of Legacy Billtrust common stock. At the closing of the Business Combination, each stockholder of Legacy Billtrust received 7.2282662 shares of the Company’s Common Stock, par value $0.0001 per share, for each share of Legacy Billtrust common stock, par value $0.001 per share, that such stockholder owned, except for one investor who requested to receive shares of Class 2 common stock, which is the same in all respects as Common Stock except it does not have voting rights.
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 575,000,000 shares, of which 538,000,000 shares were designated Common Stock, $0.0001 par value per share; 27,000,000 shares were designated Class 2 common stock, $0.0001 par value per share; and 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

Concurrently with the completion of the Business Combination, on the BCA Closing Date 20,000,000 new shares of Common Stock were issued (such purchases, the “PIPE”) for an aggregate purchase price of $200.0 million.
In connection with the Business Combination, 9,005,863 shares of Common Stock were repurchased for cash from Legacy Billtrust shareholders (after conversion) at a price of $10.00 per share. Additionally, in connection with a previous loan agreement from July 2014, the Company issued a lender a warrant to purchase shares of the Company’s stock at an exercise price of $1.91 per share. The Company accounted this warrant as derivative instrument in accordance with ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. The derivative liability was initially measured at fair value on the contract date and subsequently re-measured to fair value at each reporting date (see Note 13 - Fair Value Measurements for further discussion). In connection with the Business Combination, the warrant was exercised and converted into 85,004 shares of Common Stock.
The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2021 (in thousands):

Reverse Recapitalization
Cash - South Mountain (net of redemptions and non-contingent expenses)	$240,670
Cash - PIPE investors	200,000
Cash electing shares of Legacy Billtrust shareholders	(90,061)
Fees to underwriters and other transaction costs	(19,936)
Net cash received from reverse recapitalization	330,673
Net assets acquired and other adjustments	255
Net contributions from reverse recapitalization	$330,928
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
Merger Earnout Consideration
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
The difference in the Earnout Shares issued and the aggregate amounts defined in the Merger Agreement was primarily due to 836,208 unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units (the "Earnout RSUs"), which are subject to the same vesting terms and conditions as the underlying unvested stock options, and are not replacement awards. Additionally, 246,056 shares of Common Stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4.0 million to the appropriate tax authorities.
As of the BCA Closing Date, the prior holders of South Mountain stock agreed that of their existing issued and outstanding shares of Common Stock, 2,375,000 shares would be subject to vesting conditions based upon the same price milestones in the First Earnout (1,187,500 shares) and Second Earnout (1,187,500 shares) as discussed above ("Sponsor Vesting Shares").
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
The following table is a reconciliation of the liability balance at the BCA Closing Date and the changes therein for the year ended December 31, 2021 (in thousands):

	Earnout Shares	Sponsor Vesting Shares	Total
Fair value on BCA Closing Date	$191,095	$39,900	$230,995
Fair value adjustment (1)	8,246	1,780	10,026
Amount paid for tax withholding	(4,013)	—	(4,013)
Amount reclassified to equity	(195,328)	(41,680)	(237,008)
Ending balance, December 31, 2021	$—	$—	$—
(1)Included in change in fair value of financial instruments and other income on the Consolidated Statements of Operations.
Earnout RSUs issued based on the amount of the unvested options are recognized in earnings as stock-based compensation expense under ASC 718. The fair value of the Earnout RSUs was determined using a Monte Carlo simulation, including the stock price on the BCA Closing Date of $16.80, a risk free rate of 0.5%, and a volatility rate of 42%.
Offering Costs
In accordance with ASC 340-10-S99-1, offering costs, consisting primarily of underwriters fees and professional, printing, filing, regulatory, and other costs, were charged to additional paid-in capital upon completion of the Business Combination. As of December 31, 2020, of $2.8 million of these costs were accrued and deferred in other assets on the Consolidated Balance Sheets.
Acquisition of iController BV
On October 7, 2021, Billtrust acquired 100% of the outstanding shares of iController BV ("iController"), a privately-held company based in Ghent, Belgium and Amsterdam, The Netherlands. iController is a business-to-business provider of SaaS intelligent solutions for collections management. Their SaaS offerings enable a wide range of users, from credit and collections managers to chief financial officers, to see payment and collections information and communication in real time, providing visibility into cash flow management. The acquisition is part of Billtrust's strategic plan to expand its physical presence in the European market while enhancing its global collections capabilities. The acquisition of iController was determined to be an acquisition of a business under the provisions of ASC 805, Business Combinations.
Pursuant to the terms of the purchase agreement, the Company paid an initial amount of $57.0 million in cash at closing, which was subject to a closing working capital adjustment and typical indemnity provisions from the seller.
Total Consideration Transferred
The following table summarizes the fair value of the aggregate consideration paid for iController (in thousands):

Cash paid at close (1)	$57,020
Contingent consideration (2)	5,085
Deferred purchase price (3)	579
Total purchase consideration	$62,684
(1)The cash paid at close represents the gross contractual amounts paid. Net cash paid, which accounts for cash acquired of $0.2 million, was $56.8 million and is reflected as an investing activity on the Consolidated Statements of Cash Flows.
(2)The acquisition of iController included contingent cash consideration to be paid to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three year period subsequent to the acquisition date. The fair value of this contingent consideration on the closing date was $5.1 million, which is recognized as purchase price. Refer to Note 13 - Fair Value Measurements for further information.
(3)The deferred purchase price was payable upon completion of certain conditions, which were achieved in January 2022 and subsequently paid.
Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of iController (in thousands):

Assets:
Cash and cash equivalents	$187
Accounts receivable	1,217
Property and equipment	439
Operating lease right-of-use assets	651
Goodwill (1)	52,386
Intangible assets (2)	17,385
Other assets (current and noncurrent)	76
Total Assets	$72,341
Liabilities:
Accounts payable	$524
Accrued expenses and other current liabilities	641
Operating lease liabilities, net of current portion	917
Deferred revenue	3,775
Deferred taxes	3,800
Total Liabilities	9,657
Net assets acquired	$62,684
(1)Goodwill represents the expected revenue synergies from combining iController with Billtrust, as well as the value of the acquired workforce. The goodwill is not expected to be deductible for income tax purposes.
(2)All of the intangible assets are finite lived.

The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. The Company relied on income, market, and replacement cost valuation methodologies, which included estimates related to projected cash flows related to each asset, discount rates, useful lives of each asset, and published industry benchmark data. Based on the valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful Life (in Years)
Customer relationships	$14,256	15
Developed technology	2,202	6
Trade names	927	6
Total intangible assets	$17,385
The weighted average amortization period of all the acquired intangible assets is 13.4 years.
Due to the timing of the acquisition in the fourth quarter of 2021, the purchase price allocation is preliminary with respect to the valuation of acquired assets, liabilities assumed (including income taxes), intangible assets, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12 month measurement period.
The operating results of iController have been included in the Company’s financial statements since the acquisition date and are not material to the Company’s consolidated financial results. iController’s operating results and the goodwill resulting from the acquisition are reported in the Company’s Software and Payments segment.
The Company recognized $0.7 million of acquisition costs during the year ended December 31, 2021 related to the iController acquisition. The costs primarily consisted of legal, accounting, and tax professional fees and are included in general and administrative expenses on the Consolidated Statements of Operations.
Note 4 - Goodwill and Intangible Assets
Goodwill
All of the Company’s goodwill is allocated to its Software and Payments segment. A summary of goodwill and the changes in it carrying amount is shown in the following table (in thousands):

Consolidated Goodwill
Balance at January 1, 2021 (1)	$36,956
Addition from acquisition (2)	52,386
Translation adjustments	(1,194)
Balance at December 31, 2021	$88,148
(1)The carrying value of goodwill as of December 31, 2020 was unchanged from the prior year.
(2)The entire increase is related to the acquisition of iController (refer to Note 3 - Business Combination & Acquisitions).

Finite-Lived Intangible Assets
The gross carrying values, accumulated amortization, and net carrying values (reduced for fully amortized intangibles) of finite-lived intangible assets as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$23,621	$(3,524)	$20,097
Non-compete agreements	1,430	(917)	513
Trademarks and trade names	1,066	(111)	955
Technology	3,692	(918)	2,774
Total	$29,809	$(5,470)	$24,339

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$16,350	$(8,698)	$7,652
Non-compete agreements	1,460	(660)	800
Trademarks and trade names	160	(47)	113
Technology	1,540	(571)	969
Total	$19,510	$(9,976)	$9,534
Amortization expense for finite-lived intangible assets was $2.2 million for both the years ended December 31, 2021, and 2020, and $3.2 million for the year ended December 31, 2019.
Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2022	$2,707
2023	2,613
2024	2,369
2025	2,176
2026	2,138
Thereafter	12,336
Total	$24,339
Note 5 - Revenue and Related Matters
Disaggregated Revenue
The Company disaggregates revenue as set forth in the following table (in thousands):

	Year Ended December 31,
Revenues by Type:	2021	2020	2019
Subscription and transaction fees	$121,321	$99,609	$89,476
Services and other	10,253	8,960	6,984
Subscription, transaction, and services	$131,574	$108,569	$96,460
Deferred Revenue
Deferred revenue consists primarily of implementation fees for new customers or new services and fees received to store customers’ billing data.

The acquisition of iController (refer to Note 3 - Business Combination & Acquisitions) resulted in an increase to deferred revenue and accounts receivable of $3.8 million and $1.2 million, respectively as of the closing date.
During the years ended December 31, 2021 and 2020, the Company recognized approximately $18.5 million and $11.9 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each period, the Company first allocates revenue to the deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.
The amount of revenue recognized in the year ended December 31, 2021 included $2.5 million in the first quarter of 2021 related to the acceleration of previously paid and deferred revenue from a customer that terminated its contract in the first quarter of 2021.
Remaining Performance Obligations
As of December 31, 2021, the Company had approximately $37.7 million of remaining performance obligations, primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue for approximately 96% of this amount during the next 36 months, and the remainder thereafter.
To determine the amount of remaining performance obligations, the Company applies the practical expedient that allows for the exclusion of (1) amounts from contracts with an original expected duration of one year or less, and (2) variable consideration allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation, or to a wholly unsatisfied promise to transfer a distinct good or service, that forms part of a single performance obligation.
Deferred Commissions and Implementation Costs
The current and non-current portions of deferred implementation and commission costs on the Consolidated Balance Sheets were as follows (in thousands):

	As of December 31,
	2021	2020
Current portion of deferred costs:
Deferred commissions, current	$2,997	$2,431
Deferred implementation costs, current	2,063	2,287
Deferred implementation and commission costs, current portion	$5,060	$4,718

Non-current portion of deferred costs:
Deferred commissions, net of current portion	$6,392	$5,233
Deferred implementation costs, net of current portion	2,846	3,444
Deferred implementation and commission costs, net of current portion	$9,238	$8,677
Amortization of commissions was $2.6 million, $2.1 million, $1.7 million during the years ended December 31, 2021, 2020, and 2019. Amortization of implementation costs was $3.4 million, $5.8 million, $6.1 million during the years ended December 31, 2021, 2020, and 2019.
The Company evaluates the recoverability of deferred commissions and deferred implementation costs at each balance sheet date and there were no impairments recorded during the years ended December 31, 2021, 2020, and 2019.

Note 6 - Loss Per Share
The following table presents the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(61,200)	$(17,027)	$(22,803)
Denominator:
Weighted-average common shares outstanding	155,066	100,023	99,272
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.17)	$(0.23)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive, were as follows based on the underlying shares and not considering all factors that would be involved in determining the common stock equivalents (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	20,025	16,170	11,653
Restricted stock units	660	—	—
Series C Warrants	—	105	105
	20,685	16,275	11,758
Note 7 - Stockholders' Equity and Stock-Based Compensation
Public Warrants
In connection with the Business Combination (refer to Note 3 - Business Combination & Acquisitions), Billtrust assumed the Public Warrants that had previously been issued by South Mountain. The Public Warrants could only be exercised for a whole number of shares of Common Stock at a price of $11.50 per share. No fractional warrants could be issued upon separation of the units and only whole warrants would trade. Following the closing of the Business Combination, the Company filed a registration statement with the SEC that was declared effective in February 2021 covering the issuance of the shares of Common Stock issuable upon exercise of the Public Warrants and to maintain a current prospectus until the Public Warrants expired or were redeemed. The Public Warrants were set to expire five years after the completion of a business combination or earlier upon redemption or liquidation.
Once the Public Warrants become exercisable, the Company could redeem them as follows:
i.In whole and not in part;
ii.At a price of $0.01 per warrant;
iii.Upon a minimum of 30 days’ prior written notice of redemption; and
iv.If, and only if, the reported last sale price of the Company’s Common Stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Company determined the Public Warrants met the definition of a derivative as they were indexed to the Company’s Common Stock pursuant to ASC 815-40-15-7 and met all other criteria for equity classification pursuant to ASC 815-40. Therefore as of the BCA Closing Date, the Public Warrants were accounted for within stockholders' equity as a component of additional paid-in-capital on the Consolidated Balance Sheets. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the warrants for cash.

Warrant Exchange
On November 18, 2021, the Company commenced a tender offer (the “Warrant Offer”) to each holder of its outstanding Public Warrants the opportunity to exchange their warrants for shares of the Company’s Common Stock, par value $0.0001 per share. Each holder was set to receive 0.30 shares of Common Stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the terms of the Warrant Offer. Concurrently with the Warrant Offer, the Company solicited consents from holders of the Public Warrants to amend the Warrant Agreement (“Warrant Amendment”) dated June 19, 2019 to permit the Company to require that each Public Warrant outstanding upon the closing of the Warrant Offer be converted into 0.27 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Warrant Offer. Pursuant to the terms of the Warrant Agreement, amendment required the written consent of at least 50% of the holders of the Public Warrants.
On December 17, 2021, the Company concluded the Warrant Offer with approximately 99.2% of the outstanding Public Warrants validly tendered and not withdrawn in the Warrant Offer. Additionally, the Company received the approval of approximately 99.2% of the outstanding Public Warrants for the Warrant Amendment. Accordingly, the Company exchanged all outstanding Public Warrants and issued 3,745,628 shares of its Common Stock. All warrants were exchanged as of December 31, 2021 and as a result, Nasdaq halted trading in the Public Warrants and subsequently agreed with the Company to delist them as none remained outstanding.
The Company incurred $2.2 million of costs directly related to the Warrant Exchange, consisting primarily of underwriters fees and professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in general and administrative expenses on the Consolidated Statements of Operations as the transactions did not generate any proceeds to the Company and therefore the costs did not qualify to be deferred or charged to additional paid-in-capital under ASC 340-10-S99-1.
Common Stock
Each share of Common Stock has the right to one vote. The holders of the Common Stock are also entitled to receive dividends whenever funds are legally available and if/when declared by the Board of Directors. No dividends have been declared or paid since inception. Each share of Class 2 common stock is the same in all respects as Common Stock, except it does not have voting rights.
Preferred Stock
As of December 31, 2021, the Board of Directors had authorized 10,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
Equity Incentive Plans
As part of the Business Combination (refer to Note 3 - Business Combination & Acquisitions), the Company adopted the 2020 Equity Incentive Plan (the "2020 Plan") and 2020 Employee Stock Purchase Plan (the "2020 ESPP"). These plans are administered by the Board of Directors, which has the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Awards eligible to be granted include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. At adoption, the Board of Directors authorized up to 14,526,237 shares of Common Stock to be granted pursuant to the 2020 Plan and 1,452,623 shares of Common Stock to be issued pursuant to the 2020 ESPP. As of December 31, 2021, the number of shares authorized had not changed. Such aggregate number of shares automatically increase on January 1 of each year, for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to four percent (for the 2020 Plan) and one percent (for the 2020 ESPP) of the total number of shares of the Company’s Class 1 and Class 2 common stock outstanding on December 31 of the preceding year. The Board of Directors may act prior to January 1st of a given year to restrict the increase for such year to a lesser number of shares.
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

Stock Options
Stock option activity for the year ended December 31, 2021 is presented below (in thousands, except per share and contractual life amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,170	$2.69
Granted	8,599	16.49
Exercised	(3,957)	1.52
Forfeited	(787)	11.33
Outstanding at December 31, 2021	20,025	$8.51	7.8	$60,223
Vested and expected to vest at December 31, 2021	17,572	$7.92	7.7	$57,115
Exercisable at December 31, 2021	8,534	$4.63	6.6	$39,718
The total intrinsic value of options of exercised options during the year ended December 31, 2021, 2020, and 2019 was $46.0 million, $7.8 million, and $3.4 million, respectively.
Restricted Stock Units
Restricted stock units ("RSUs") represent the right to receive one share of Billtrust Common Stock upon meeting the vesting conditions. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. The fair value of RSUs is determined based on the Common Stock closing price on the grant date.
Restricted stock unit activity for the year ended December 31, 2021 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted (1)	986	15.53
Vested	(301)	16.43
Forfeited (2)	(72)	16.80
Unvested at December 31, 2021	613	$15.08
(1)No RSUs were granted prior to the Business Combination. 836,208 of the granted shares represent the Earnout RSUs issued as part of the Business Combination (refer to Note 3 - Business Combination & Acquisitions for further discussion).
(2)Includes 47,240 shares of Common Stock withheld from employees to satisfy the mandatory tax withholding requirements, for which the Company remitted cash of $0.5 million to the appropriate tax authorities.
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
During the year ended December 31, 2021, employees purchased 114,407 shares pursuant to the 2020 ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense for the periods indicated was recorded in the following financial statement lines on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of subscription, transaction, and services	$1,710	$263	$133
Research and development	4,749	697	384
Sales and marketing	4,048	465	296
General and administrative	15,644	1,638	1,301
Total	$26,151	$3,063	$2,114
The fair values of the Company’s stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Stock Options:
Risk-free interest rate	0.6% - 1.5%	0.4% - 1.6%	1.7% - 2.6%
Expected dividend yield	—%	—%	—%
Expected volatility	40% - 42%	39% - 45%	38% - 40%
Expected life (in years)	5.5	6.9	6.9
Weighted average grant date fair value	$6.43	$1.47	$1.45

Employee Stock Purchase Plan:
Risk-free interest rate	0.1% - 1.2%	—	—
Expected dividend yield	—%	—	—
Expected volatility	40% - 41%	—	—
Expected life (in years)	0.5	—	—
Weighted average grant date fair value	$3.19	—	—
As of December 31, 2021, the total unrecognized stock-based compensation expense related to stock options was $45.8 million. These costs are expected to be recognized over a weighted-average period of 2.7 years.
As of December 31, 2021, the total unrecognized stock-based compensation expense related to RSUs was $8.6 million. These costs are expected to be recognized over a weighted-average period of 2.5 years.

Note 8 - Defined Contribution Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary and are subject to vesting requirements based on four years of continuing employment. The Company generally makes matching contributions of one-half of the first 6% of employee contributions. During the year ended December 31, 2021, 2020, and 2019, the Company contributed $1.8 million, $0.4 million and $1.3 million, respectively.
Note 9 - Debt
The following table summarizes the Company's total debt obligations as of the dates indicated (in thousands):

	As of December 31,
	2021	2020
Term Loan	$—	$44,663
Unamortized debt issuance costs	—	(1,234)
Net carrying amounts	$—	$43,429
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
The Company incurred certain third party costs related to its loan and security agreement, which were recorded as a reduction to the carrying value of the debt on the Consolidated Balance Sheets. These costs were amortized over the term of the loan using the effective interest rate method and recorded in interest expense and loss on extinguishment of debt on the Consolidated Statements of Operations.
In connection with the Business Combination on January 12, 2021 (refer to Note 3 - Business Combination & Acquisitions), the Company paid the outstanding facilities in full, along with a prepayment penalty, and extinguished the 2020 Financing Agreement. In connection therewith, the unamortized debt discount of $1.2 million and a prepayment penalty and associated costs of $1.6 million were recorded in interest expense and loss on extinguishment of debt on the Consolidated Statements of Operations.

Note 10 - Leases
The components of lease expense were as follows (in thousands):

Year Ended December 31, 2021
Finance lease right-of-use assets amortization	$240
Finance lease interest expense	11
Total Finance Lease Cost	251
Operating lease cost	4,527
Short-term lease cost	97
Variable lease cost	930
Sublease income	(323)
Total lease cost	$5,482

The weighted-average remaining lease term and discount rate for operating and finance leases, for the year ended December 31, 2021, are as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	10.4 years	2.3 years
Weighted-average discount rate	5.4%	3.7%

The following table indicates the financial statement lines where the Company’s operating and financing lease liabilities and ROU assets are included on the Consolidated Balance Sheets (in thousands):

	As of December 31, 2021	Balance Sheet Classification
Assets:
Operating lease ROU assets	$28,623	Operating lease right-of-use assets
Finance lease ROU assets	313	Property and equipment, net
Total lease assets	$28,936

Liabilities:
Current operating lease liabilities	$3,225	Accrued expenses and other current liabilities
Current finance lease liabilities	163	Current portion of debt and finance lease liabilities, net of deferred financing costs
Non-current operating lease liabilities	32,461	Operating lease liabilities, net of current portion
Non-current finance lease liabilities	150	Debt and finance lease liabilities, net of deferred financing costs and current portion
Total lease liabilities	$35,999
Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$4,797
Operating cash flows from finance leases	$(11)
Finance cash flows from finance leases	$(228)
Operating ROU assets obtained in exchange for lease obligations:	$31,185
Future minimum lease payments under non-cancelable operating and finance leases as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$5,055	$172
2023	4,936	93
2024	4,672	38
2025	4,287	19
2026	4,075	4
Thereafter	24,115	—
Total minimum lease payments	47,140	326
Less: Amounts representing interest	(11,454)	(13)
Present value of lease payments	$35,686	$313
Under the previous lease accounting guidance, ASC 840, rent expense for the year ended December 31, 2020 and 2019 was $5.2 million and $5.1 million, respectively.
The Company continues to be committed to a work from anywhere strategy for its employees. In the future if the Company determines it no longer intends to utilize its leased office space(s) for the remaining duration of its lease(s), the Company may be required to record an impairment charge related to its ROU assets. In the event leased office space is no longer used, if a termination option is not available, the Company is still contractually obligated to continue making lease payments.

Note 11 - Income Taxes
The following table presents the provision for income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$(6)	$(44)
State	24	14	12
Total current	$24	$8	$(32)
Deferred:
Federal	$68	$94	$138
State	104	102	54
Foreign	(309)	—	—
Total deferred	$(137)	$196	$192
Income tax expense (benefit)	$(113)	$204	$160
The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statutory rate applied to pre-tax loss	$(12,876)	$(3,533)	$(4,755)
Permanent items	141	256	115
Foreign tax provision	(165)	—	—
Stock compensation related expenses	(3,842)	(449)	274
Compensation limitations	682	—	—
Transaction costs	(453)	—	—
Fair value adjustments	2,106	—	—
State taxes	(2,673)	(458)	(290)
Valuation allowance	16,965	4,462	4,816
Other	2	(74)	—
Income tax expense (benefit)	$(113)	$204	$160

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Compensation and bonuses	$2,955	$1,707
Intangible assets	—	2,303
Stock-based compensation	4,225	620
Accrued expenses and other	847	863
Net operating loss carryforwards	32,625	20,242
Unearned revenue	3,499	3,179
Other carryforwards	34	30
Interest expense limitation	2,286	1,652
Lease liabilities	8,868	—
Deferred rent	—	641
Valuation allowance	(41,143)	(24,178)
Deferred tax assets, net of valuation allowance	$14,196	$7,059
Deferred tax liabilities:
Deferred implementation costs	$(2,808)	$(2,707)
ROU assets	(7,113)	—
Fixed assets	(3,603)	(2,723)
Intangible Assets	(1,319)	—
Goodwill	(3,691)	(2,397)
Deferred tax liabilities	$(18,534)	$(7,827)
Total deferred taxes	$(4,338)	$(768)
The Company has evaluated the need for a valuation allowance on a jurisdiction by jurisdiction basis. The Company has considered all available evidence, both positive and negative, and based upon the weight of the available evidence, a valuation allowance has been recorded against the net deferred tax assets in the U.S. since the Company cannot be assured that, more likely than not, such amounts will be realized. In addition, utilization of these net operating loss (“NOL”) and tax credit carryforwards is dependent upon achieving profitable results. The change in valuation allowance for deferred taxes was an increase of approximately $17.0 million, $4.5 million and $4.8 million during the years ended December 31, 2021, 2020, and 2019, respectively, primarily due to the increase in net operating loss carryforwards.
At December 31, 2021, the Company has U.S. Federal, state, and foreign net operating loss carry-forwards of approximately $125.4 million, $83.3 million, and $3.0 million, respectively. Of the total US Federal net operating loss carry-forwards, $93.1 million do not expire, and the remaining carryforwards of $32.3 million begin to expire in 2035 if not used prior to that time. The state net operating loss carry-forwards will expire at various dates beginning in 2022 through 2041. The foreign net operating loss carry-forwards will be carried forward indefinitely.
Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. The Company does not believe that an ownership change in connection with the Business Combination would have a material impact to consolidated financial statements and management will continue to monitor the potential impact.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, the Company’s tax returns for 2018, 2019, and 2020 are subject to examination by tax authorities. With few exceptions, as of December 31, 2021, the Company is no longer subject to examinations by income tax authorities from U.S. federal, state, or other jurisdictions for years before 2018. The Company did not have any significant uncertain tax positions at December 31, 2021 and 2020.

Note 12 - Marketable Securities
The Company’s marketable securities at December 31, 2021 consist entirely of certificates of deposit with a financial institution and have maturity dates of twelve months or less.
The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As the Company views its marketable securities as available to support its current operations and does not have the intent to hold the securities to maturity, it has classified them as available-for-sale. All marketable securities are recorded at their fair value (see Note 13 - Fair Value Measurements) with any unrealized gains or losses (except those related to credit losses) recorded in accumulated other comprehensive income. There were no unrealized gains or losses during the year ended December 31, 2021. Realized gains and losses, including interest earned, are recorded in interest income on the Consolidated Statements of Operations and were immaterial for the year ended December 31, 2021.
Marketable securities are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates a security for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer, specific events or circumstances that may influence the operations of the issuer, and the Company’s intent to sell the security, or the likelihood that it will be required to sell the security, before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new costs basis is established. The Company did not record any impairments during the year ended December 31, 2021.
Note 13 - Fair Value Measurements
The following tables present the Company's fair value hierarchy for its financials assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds (1)	$25,015	$25,015	$—	$—
Marketable securities:
Certificates of deposit (2)	45,117	—	45,117	—
Total Assets	$70,132	$25,015	$45,117	$—

Liabilities:
Contingent consideration - Second Phase (3)	$370	$—	$—	$370
Contingent consideration - iController (4)	5,085	—	—	5,085
Total Liabilities	$5,455	$—	$—	$5,455

	December 31, 2020
	Balance	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration - Second Phase (3)	$660	$—	$—	$660
Warrants to purchase stock (5)	1,172	—	—	1,172
Total Liabilities	$1,832	$—	$—	$1,832
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)Certificates of deposit are valued at amortized cost, which approximates fair value.
(3)The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that required additional consideration to be paid to the sellers annually based on meeting certain recurring revenue growth and profitability targets (together, "the Financial Targets") during the three-year period beginning May 1, 2019. No amounts were paid during 2020 or 2021 for the first or second year as the

Financial Targets were not met. The year three amount, if any, is expected to be finalized and paid to the sellers by the end of 2022. The range of outcomes for the year three amount cannot be estimated as the amount payable is a percentage of the growth in the Financial Targets. The fair value of the remaining contingent consideration is included in other current liabilities on the Consolidated Balance Sheets.
(4)The acquisition of iController in October 2021 includes a contingent consideration arrangement that requires additional consideration to be paid to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three-year period subsequent to the acquisition date. The Monte Carlo simulation was used to determine the fair value, including the following significant unobservable inputs; projected revenue, a risk adjusted discount rate, and revenue volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of outcomes for the amount payable cannot be estimated as it is based on a percentage of the growth in the revenue targets. The fair value of the contingent consideration is included in other current liabilities and other liabilities on the Company’s Consolidated Balance Sheets and there were no material changes since the acquisition date.
(5)The Company had outstanding warrants to purchase the Company’s stock, (refer to Note 3 - Business Combination & Acquisitions). The amount was included in other long term liabilities on the Consolidated Balance Sheets.
During the years ended December 31, 2021, 2020, and 2019, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.
The following tables present the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Contingent Consideration
Ending balance, December 31, 2019	$1,066
Fair value adjustment to contingent consideration (1)	(406)
Ending balance, December 31, 2020	660
Fair value adjustment to contingent consideration (1)	(290)
Acquisition of iController (2)	5,085
Ending balance, December 31, 2021	$5,455

Warrants
Ending balance, December 31, 2019	$246
Change in fair value (3)	926
Ending balance, December 31, 2020	1,172
Change in fair value (3)	256
Exercise of warrants (4)	(1,428)
Ending balance, December 31, 2021	$—
(1)Subsequent to the acquisition of Second Phase, LLC, the changes in the fair value of the contingent consideration were primarily due to management's estimates and the achievements of the Financial Targets during each period. Increases or decreases in the inputs would have resulted in higher or lower fair value adjustments. This amount was recognized in change in fair value of financial instruments and other income on the Condensed Consolidated Statements of Operations.
(2)Refer to Note 3 - Business Combination & Acquisitions. At December 31, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.
(3)Included in change in fair value of financial instruments and other expenses on the Condensed Consolidated Statements of Operations.
(4)As part of the Business Combination on January 12, 2021 (refer to Note 3 - Business Combination & Acquisitions), the warrants were exercised and subsequently converted to Common Stock.

Note 14 - Property and Equipment
Property and equipment, net (reduced for fully depreciated assets) consists of the following (in thousands):

	As of December 31,
	2021	2020
Assets held under finance leases	$3,509	$3,752
Computer, print and mail equipment	7,857	7,998
Furniture and fixtures	4,275	4,073
Leasehold improvements	12,127	12,120
Software	1,222	1,437
Vehicles	95	115
Internal software development	3,011	2,644
Construction in progress	—	79
Total property and equipment	32,096	32,218
Less: accumulated depreciation and amortization	(16,580)	(15,568)
Total property and equipment, net	$15,516	$16,650
Depreciation and amortization expense of property and equipment, including amortization of software development costs and depreciation of finance leases, was $3.3 million, $3.4 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 15 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Accrued expenses	$19,051	$12,067
Accrued compensation (1)	16,093	9,812
Accrued professional services, taxes, and other expenses	7,894	5,368
Operating lease liabilities, current portion	3,225	—
Total accrued expenses and other current liabilities	$46,263	$27,247
(1)Includes amounts deferred and accrued under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act enacted by Congress on March 27, 2020. The CARES Act, among other things, included provisions relating to deferment of employer side social security payments. The Company, through its payroll provider, elected to defer employer side social security payments effective as of April 2020 through December 2020. At the end of 2021, the Company paid approximately $1.2 million of the total deferred amount. The Company expects to pay the remaining amount in 2022.
Note 16 - Operating Segment and Enterprise Wide Reporting
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
Given the nature of the Company’s business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the Company does not identify or allocate assets by reportable segment and total assets are not included in the Company’s segment financial information. Refer to Note 3 - Business Combination & Acquisitions for information on the location of long-lived assets.
The following tables include a reconciliation of segment revenues, cost of revenues, and gross profits to loss before income taxes (in thousands):

	Year Ended December 31, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$17,444	$103,877	$—	$121,321
Services and other	—	—	10,253	10,253
Subscription, transaction, and services	17,444	103,877	10,253	131,574
Reimbursable costs	34,831	—	—	34,831
Total revenues	52,275	103,877	10,253	166,405
Cost of revenues:
Cost of subscription, transaction, and services revenue	6,880	15,429	14,734	37,043
Cost of reimbursable costs	34,831	—	—	34,831
Total cost of revenues	41,711	15,429	14,734	71,874
Gross profit:
Total segment gross profit (loss)	$10,564	$88,448	$(4,481)	$94,531
Total segment gross margin	20%	85%	(44)%	57%
Subscription, transaction, and services gross margin	61%	85%	(44)%	72%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				138,033
Depreciation and amortization				5,516
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				12,295
Loss before income taxes				$(61,313)

	Year Ended December 31, 2020
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$18,445	$81,164	$—	$99,609
Services and other	—	—	8,960	8,960
Subscription, transaction, and services	18,445	81,164	8,960	108,569
Reimbursable costs	37,116	—	—	37,116
Total revenues	55,561	81,164	8,960	145,685
Cost of Revenues:
Cost of subscription, transaction, and services revenue	8,492	12,571	11,468	32,531
Cost of reimbursable costs	37,116	—	—	37,116
Total cost of revenues	45,608	12,571	11,468	69,647
Gross profit:
Total segment gross profit (loss)	$9,953	$68,593	$(2,508)	$76,038
Total segment gross margin	18%	85%	(28)%	52%
Subscription, transaction, and services gross margin	54%	85%	(28)%	70%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				82,076
Depreciation and amortization				5,624
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				5,161
Loss before income taxes				$(16,823)

	Year Ended December 31, 2019
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$20,612	$68,864	$—	$89,476
Services and other	—	—	6,984	6,984
Subscription, transaction, and services	20,612	68,864	6,984	96,460
Reimbursable costs	40,008	—	—	40,008
Total revenues	60,620	68,864	6,984	136,468
Cost of Revenues:
Cost of subscription, transaction, and services revenue	9,642	11,900	10,473	32,015
Cost of reimbursable costs	40,008	—	—	40,008
Total cost of revenues	49,650	11,900	10,473	72,023
Gross profit:
Total segment gross profit (loss)	$10,970	$56,964	$(3,489)	$64,445
Total segment gross margin	18%	83%	(50)%	47%
Subscription, transaction, and services gross margin	53%	83%	(50)%	67%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				79,680
Depreciation and amortization				5,881
Interest, loss on extinguishment of debt, changes in fair value of financial instruments, and other expenses				1,527
Loss before income taxes				$(22,643)
Note 17 - Related Party Transactions
A member of the Company's Board of Directors is also an executive at a company (the "Related Party Customer") that purchases certain of Billtrust's services under an ongoing commercial relationship. During the years ended December 31, 2021, 2020, and 2019, revenue generated from the Related Party Customer was not material. At both December 31, 2021 and 2020, open receivable balances from the Related Party Customer were not material.
The Company also has ongoing commercial agreements with several of Bain Capital Ventures, LLC's ("Bain") portfolio companies ("Portfolio Companies"). Bain is a greater than 5% shareholder of the Company's outstanding Common Stock at December 31, 2021, and one of the members of the Company's Board of Directors is also an executive at Bain. During the years ended December 31, 2021, 2020, and 2019, revenues generated from the Portfolio Companies was $0.5 million, $0.4 million, and $0.3 million, respectively. The Company did not incur material expenses to the Portfolio Companies during the years ended December 31, 2021, 2020, and 2019. At December 31, 2021 and 2020 open payables to and open receivables balances from the Portfolio Companies were not material.
Secondary Offering
On July 6, 2021, the Company completed an underwritten secondary offering (the "Offering") of 10,350,000 shares of the Company's Common Stock at a public offering price of $12.25 per share. All of the common stock was offered by existing shareholders. No new shares were issued and Billtrust did not receive any proceeds from the Offering. The gross proceeds from the Offering, before deducting underwriting discounts and commissions, was $126.8 million.
The Company incurred $0.5 million of costs directly related to the Offering, consisting principally of professional, printing, filing, regulatory, and other costs, all of which was paid for on behalf of the selling security-holders. These costs were recorded in general and administrative expenses on the Consolidated

Statements of Operations as the transaction did not generate any proceeds to the Company and therefore the costs did not qualify to be deferred or charged to additional paid-in- capital under ASC 340-10-S99-1.
Note 18 - Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure materials necessary for its print operations. As of December 31, 2021, the Company had approximately $0.5 million remaining under such purchase orders.
Legal Contingencies, Claims, and Assessments
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings, the outcome of which, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, financial condition, or results of operations. Regardless of the outcome, litigation can have a material adverse effect on the Company due to defense and settlement costs, diversion of management resources, and other factors.
Note 19 - Subsequent Events
On February 14, 2022, Billtrust acquired 100% of the outstanding shares of Anachron Beheer BV and subsidiaries, d/b/a Order2Cash ("Order2Cash"), a privately-held company headquartered in Amsterdam, the Netherlands. Order2Cash is a European B2B order-to-cash platform provider. Their enterprise customer base, global interoperability capabilities and established connections to over 70 B2B and business-to-government (“B2G”) e-invoicing networks broaden BPN’s reach to deliver fully compliant and secure e-invoicing across multiple markets. The acquisition is part of Billtrust's strategic plan to continue expanding its physical presence in the European market while also enhancing its global invoicing and payments capabilities.
Pursuant to the terms of the purchase agreement, the Company paid an initial amount of $58.2 million in cash at closing and an additional $0.9 million subsequent to closing, which is subject to certain indemnity provisions from the seller. An additional $0.7 million payable within four years of the closing date upon achievement of certain conditions. Additional amounts may be earned by the sellers during periods following the closing date based on the financial performance of the acquired company during calendar year 2022, and each of the twelve month periods ending June 30, 2023 and June 30, 2024.
The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, complete disclosures required under ASC 805, Business Combinations cannot be made at this time.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lawrenceville, State of New Jersey, on March 9, 2022.

BTRS HOLDINGS INC.

By:	/s/ Flint A. Lane
Name:	Flint A. Lane
Title:	Chief Executive Officer and Chairman of the Board of Directors
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Flint A. Lane, Mark Shifke, and Andrew Herning, each acting alone, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Flint A. Lane	Chief Executive Officer and Chairman of the Board of Directors	March 9, 2022
Flint A. Lane	(Principal Executive Officer)

/s/ Mark Shifke	Chief Financial Officer	March 9, 2022
Mark Shifke	(Principal Financial Officer)

/s/ Andrew Herning	Senior Vice President, Finance	March 9, 2022
Andrew Herning	(Principal Accounting Officer)

/s/ Charles Bernicker	Director	March 9, 2022
Charles Bernicker

/s/ Clare Hart	Director	March 9, 2022
Clare Hart

/s/ Robert Farrell	Director	March 9, 2022
Robert Farrell

/s/ Lawrence Irving	Director	March 9, 2022
Lawrence Irving

/s/ Matt Harris	Director	March 9, 2022
Matt Harris

/s/ Juli Spottiswood	Director	March 9, 2022
Juli Spottiswood