Form 10-Q
period 2022-03-31
BTRS Holdings Inc.
filed 2022-05-10
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒
As of May 4, 2022, there were 160,016,876 and 3,395,989 shares of Class 1 and Class 2 common stock outstanding, respectively.

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
These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including those described in the section titled "Part I, Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 9, 2022, including, among other things, risks associated with:
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
•geopolitical conditions, including the direct or indirect consequences of acts of war, terrorism, or social unrest;
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

PART 1.
Item 1. Financial Statements
BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$107,839	$187,672
Marketable securities	45,156	45,117
Customer funds	19,385	22,541
Accounts receivable, net	39,226	34,394
Prepaid expenses	7,396	3,715
Deferred implementation and commission costs, current portion	5,011	5,060
Other current assets	1,312	1,164
Total current assets	225,325	299,663
Property and equipment, net	11,813	15,516
Operating lease right-of-use assets	19,852	28,623
Goodwill	127,369	88,148
Intangible assets, net	49,827	24,339
Deferred implementation and commission costs, net of current portion	8,982	9,238
Other assets	4,152	5,122
Total assets	$447,320	$470,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Customer funds payable	$19,385	$22,541
Accounts payable	3,872	2,968
Accrued expenses and other current liabilities	42,429	46,426
Deferred revenue, current portion	24,556	24,983
Total current liabilities	90,242	96,918
Operating lease liabilities, net of current portion	33,346	32,461
Customer postage deposits	10,064	10,081
Deferred revenue, net of current portion	14,032	14,259
Deferred taxes	10,537	4,338
Other non-current liabilities	3,389	2,958
Total liabilities	161,610	161,015
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value,10,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class 1 common stock, $0.0001 par value, 538,000 shares authorized; 159,954 and 159,413 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	15
Class 2 common stock, $0.0001 par value, 27,000 shares authorized; 3,396 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	523,860	516,987
Accumulated deficit	(235,104)	(206,077)
Accumulated other comprehensive loss	(3,063)	(1,292)
Total stockholders’ equity	285,710	309,634
Total liabilities and stockholders’ equity	$447,320	$470,649
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Subscription, transaction, and services	$37,049	$33,119
Reimbursable costs	8,582	8,817
Total revenues	45,631	41,936
Cost of revenues:
Cost of subscription, transaction, and services	10,325	9,253
Cost of reimbursable costs	8,582	8,817
Total cost of revenues, excluding depreciation and amortization	18,907	18,070
Operating expenses:
Research and development	15,105	10,993
Sales and marketing	10,716	8,936
General and administrative	14,728	12,450
Depreciation and amortization	1,861	1,360
Impairment and restructuring	13,854	—
Total operating expenses	56,264	33,739
Loss from operations	(29,540)	(9,873)
Other income (expense):
Change in fair value of financial instruments	22	(9,995)
Interest expense and loss on extinguishment of debt	(1)	(2,942)
Other non-operating income	67	108
Total other income (expense)	88	(12,829)
Loss before income taxes	(29,452)	(22,702)
Income tax expense (benefit)	(425)	92
Net loss	$(29,027)	$(22,794)

Net loss per common share, basic and diluted	$(0.18)	$(0.16)
Weighted average common shares outstanding, basic and diluted	162,974	144,207
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(29,027)	$(22,794)
Other comprehensive loss from foreign currency translation	(1,771)	—
Total comprehensive loss	$(30,798)	$(22,794)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Three Months Ended March 31, 2022
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31 2021	159,413	$15	3,396	$1	$516,987	$(206,077)	$(1,292)	$309,634
Issuance of common stock under stock plans	541	1	—	—	795	—	—	796
Stock-based compensation expense	—	—	—	—	6,078	—	—	6,078
Foreign currency translation	—	—	—	—	—	—	(1,771)	(1,771)
Net loss	—	—	—	—	—	(29,027)	—	(29,027)
Balance, March 31, 2022	159,954	$16	3,396	$1	$523,860	$(235,104)	$(3,063)	$285,710

	Three Months Ended March 31, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31 2020	92,760	$9	8,197	$1	$148,677	$(144,877)	$—	$3,810
Reverse recapitalization and PIPE financing (Note 3)	44,522	5	(1,659)	—	329,881	—	—	329,886
Fair value of Earnout Shares (Note 3)	—	—	—	—	(230,995)	—	—	(230,995)
Issuance and vesting of Earnout Shares (Note 3)	10,204	1	713	—	237,008	—	—	237,009
Issuance of common stock under stock plans	1,828	—	—	—	2,032	—	—	2,032
Stock-based compensation expense	—	—	—	—	8,826	—	—	8,826
Net loss	—	—	—	—	—	(22,794)	—	(22,794)
Balance, March 31, 2021	149,314	$15	7,251	$1	$495,429	$(167,671)	$—	$327,774
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,027)	$(22,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,861	1,360
Provision for bad debts	(29)	54
Impairments and reduction in carrying amount of operating lease right-of-use assets	10,663	—
Impairments of fixed assets	3,649	—
Loss on extinguishment of debt and amortization of debt discount	—	2,799
Stock-based compensation expense	6,078	8,826
Change in fair value of financial instruments and other expenses	8	9,995
Change in fair value of contingent consideration	133	—
Deferred income taxes	(430)	92
Changes in assets and liabilities:
Accounts receivable	(2,694)	(3,743)
Prepaid expenses	(3,680)	(3,382)
Deferred implementation and commission costs	306	132
Other assets (current and non-current)	1,053	1,512
Accounts payable	(1,413)	668
Accrued expenses and other	(4,679)	(2,730)
Operating lease liabilities	(774)	—
Deferred revenue	(1,782)	(2,604)
Other liabilities (current and non-current)	629	(102)
Net cash used in operating activities	(20,128)	(9,917)
Cash flows from investing activities:
Purchase of business, net of acquired cash	(59,456)	—
Purchases of marketable securities	(39)	(25,000)
Purchases of property and equipment	(454)	(503)
Net cash used in investing activities	(59,949)	(25,503)
Cash flows from financing activities:
Payments on borrowings	—	(44,663)
Business Combination and PIPE financing	—	349,638
Payments of equity issuance costs	—	(19,936)
Debt extinguishment costs	—	(1,565)
Payment of deferred purchase price	(557)	—
Change in customer funds payable	(3,156)	261
Payments on finance leases	(23)	(65)
Proceeds from common stock issued	845	2,032
Taxes paid on net share issuance of stock-based compensation	(49)	(4,013)
Net cash provided by (used in) financing activities	(2,940)	281,689
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	30	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(82,987)	246,269
Cash, cash equivalents, and restricted cash, beginning of period	212,809	38,843
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$129,822	$285,112
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$133
Noncash Investing & Financing Activities:
Equity issuance costs charged to additional paid-in-capital	$—	$1,624
Issuance and vesting of Earnout Shares (Note 3)	$—	$237,008
Reclassification of stock warrant liability to equity (Note 3)	$—	$1,433
Deferred purchase price (Note 3)	$586	$—
Net assets acquired in Business Combination and other	$—	$255
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Nature of Business
BTRS Holdings Inc., formerly known as Factor Systems, Inc. ("Legacy Billtrust"), utilizing the trade name Billtrust (the "Company” or “Billtrust”), was incorporated on September 4, 2001 in the State of Delaware and maintains its headquarters in Lawrenceville, New Jersey, with additional domestic offices or print facilities in Colorado, Illinois, and California, and international offices in Belgium, the Netherlands, Germany, and Poland.
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
In connection with the execution of the Business Combination, on October 18, 2020, South Mountain entered into separate subscription agreements (“Subscription Agreements”) with a number of investors (“PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and South Mountain sold to the PIPE Investors, an aggregate of 20.0 million shares of South Mountain Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $200.0 million, in a private placement (“PIPE Financing”).
As described in Note 3 - Business Combination & Acquisitions, the Business Combination and PIPE Financing closed on January 12, 2021 (the "BCA Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Billtrust was the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Billtrust). Accordingly, the assets, liabilities, and results of operations of Billtrust became the historical financial statements of "New Billtrust", which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Billtrust beginning on the BCA Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, the Company’s Class 1 common stock began trading on the Nasdaq stock exchange under the ticker symbol "BTRS".
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (as filed with the SEC on March 9, 2022). Since the date of that filing, there have been no changes or updates to the Company's significant accounting policies, other than those described below.
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three months ended March 31, 2022 may not be indicative of the results for the full fiscal year ended December 31, 2022 or any other period. The Condensed Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company's fiscal year is the twelve-month period from January 1 through December 31 and all references to "2022", “2021”, and “2020” refer to the fiscal year unless otherwise noted.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of BTRS Holdings Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosure about contingent liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, leases, valuation of goodwill, intangible assets, other long-lived assets, and acquired assets and liabilities from acquisitions, recoverability of deferred tax assets, ongoing impairment reviews of goodwill, intangible assets, and other long-lived assets, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.
Foreign Currency
The functional currency of the Company’s subsidiaries is their respective local currencies. These subsidiary financial statements are translated to U.S. dollars using the period-end exchange rates for assets and liabilities, average exchange rates during the corresponding period for revenues and expenses, and historical rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity on the Condensed Consolidated Balance Sheets.
Foreign currency transaction gains (losses) are included in other non-operating income (expense) on the Condensed Consolidated Statements of Operations. Foreign exchange gains and losses were not material during the three months ended March 31, 2022 and 2021.
Liquidity
For the three months ended March 31, 2022, the Company incurred a net loss of $29.0 million and used cash in operations of $20.1 million. As of March 31, 2022, the Company had cash and cash equivalents of $107.8 million, marketable securities of $45.2 million, and an accumulated deficit of $235.1 million. Based on the Company’s business plan, existing cash, cash equivalents, and marketable securities, the Company expects to satisfy its working capital requirements for at least the next 12 months after the date that these Condensed Consolidated Financial Statements are issued.
Impact of COVID-19
During 2021 and the three months ended March 31, 2022, the COVID-19 pandemic did not adversely impact the Company, as evidenced by the continued growth in revenues across its subscription and transactional offerings. The Company's focus remains on investing in its products and supporting its long-term growth, including global expansion. Since the start of the pandemic, the Company has continued to operate despite the disruption to some of its customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through the Company's platform and offerings which has helped avoid significant business, bookings, or revenue disruptions thus far. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited the Company as it has further ingrained its platform in its customers’ critical day-to-day order-to-cash operations. In response to the pandemic, the Company has modified some of its business practices, such as enabling and encouraging its employees to work from anywhere and establishing health and safety protocols in its offices.
In addition, the spread of COVID-19 and its variants has contributed to a global slowdown of economic activity, supply chain disruptions, and inflation, among other macroeconomic events. The Company is unable to predict the impact the COVID-19 pandemic or other macroeconomic events will have on its future results of operations, liquidity, financial condition, ability to access capital markets, and business practices due to numerous uncertainties, including the duration, severity, and spread of the virus and its variants, actions that may be taken by government authorities, the impact to the Company's employees, customers, and partners, prolonged macroeconomic uncertainty, volatility, and disruption, and various other factors beyond the Company's knowledge or control. The Company continues to monitor these situations and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, and partners.
Retroactive Adjustments Related to Change in Filing Status
Based on the closing share price and the market value of the Company's common stock held by non-affiliates as of June 30, 2021, the Company was deemed to be a large accelerated filer as of December 31, 2021. As a result, on December 31, 2021, the Company no longer qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”). The previous EGC status allowed the Company an extended transition period to adopt new or revised accounting pronouncements until such pronouncements were applicable to private companies. The effect of the loss of ECG status required the Company to adopt the following new accounting pronouncements retroactively to January 1, 2021 in it's 2021 Annual Report on Form 10-K:
•Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), including subsequently issued ASUs (collectively, "Topic 842");
•ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, including subsequently issued ASUs (collectively, "Topic 326");
•ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes; and
•ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
As a result, in conformity with U.S. GAAP, the Company has retroactively adjusted its quarterly financial statements and related notes thereto, as of, and for the three months ended, March 31, 2021 to reflect the adoption of these new accounting standards as follows:
•Within the Condensed Consolidated Statements of Cash Flows, financial statement lines for (1) impairments and reduction in carrying amount of operating lease right-of-use assets and (2) operating lease liabilities were included in the net change in operating activities in accordance with Topic 842.
•Within the Notes to Condensed Consolidated Financial Statements, Note 9 - Leases was updated to include the required disclosures under Topic 842.
Except as otherwise noted, the adoption of the accounting pronouncements listed above did not have a material impact on the Company's financial position or results of operations, as of, and for the three months ended, March 31, 2021, and the financial statements and related notes included herein have not been adjusted.
Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, marketable securities, restricted cash, accounts receivable, and customer funds. The Company maintains its deposits of cash and cash equivalent, restricted cash, and customer funds with high-credit quality financial institutions. The Company’s cash and cash equivalent, restricted cash, and customer funds may exceed federally insured limits.
The Company’s accounts receivable are reported on the Condensed Consolidated Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. Ongoing credit evaluations are performed, with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations, historical experience, and expectations of forward-looking loss estimates. Such losses, in the aggregate, have not exceeded management’s expectations. As of March 31, 2022 and December 31, 2021, the allowances for uncollectible accounts were $0.3 million and $0.4 million, respectively.
For the three months ended March 31, 2022 and 2021, no individual customer accounted for 10% or greater of total revenues. As of March 31, 2022 and December 31, 2021, no individual customer had a balance of 10% or greater of accounts receivable.
Presentation of Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Company's Condensed Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$107,839	$261,013
Customer funds	19,385	21,185
Restricted cash (1)	2,598	2,914
Total cash, cash equivalents, and restricted cash	$129,822	$285,112
(1)Restricted cash consists of collateral for letters of credit required for leased office space. At both March 31, 2022 and December 31, 2021, restricted cash is included in other assets in the Condensed Consolidated Balance Sheets. The short-term or long-term classification is determined in accordance with the expiration of the underlying letters of credit.
Recent Accounting Pronouncements
Accounting Pronouncements Issued and Adopted
On January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU simplify the accounting for convertible instruments by eliminating large sections of the existing guidance and eliminating several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
Accounting Pronouncements Issued but not yet Adopted
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The amendments in this ASU require entities to annually disclose information about certain government assistance they receive. The rule will be effective for public entities for annual periods beginning after December 15, 2021. The adoption of ASU is currently not expected to have a material impact on the Company’s financial statement disclosures.
Note 3 - Business Combination & Acquisitions
2022
Acquisition of Anachron Beheer BV
On February 14, 2022, Billtrust acquired 100% of the outstanding shares of Anachron Beheer BV and subsidiaries, d/b/a Order2Cash ("Order2Cash"), a privately-held company headquartered in Amsterdam, the Netherlands. Order2Cash is a European B2B order-to-cash platform provider. Their enterprise customer base, global interoperability capabilities and established connections to over 70 B2B and business-to-government (“B2G”) e-invoicing networks broaden BPN’s reach to deliver fully compliant and secure e-invoicing across multiple markets. The acquisition is part of Billtrust's strategic plan to continue expanding its physical presence in the European market while also enhancing its global invoicing and payments capabilities. The acquisition of

Order2Cash was determined to be an acquisition of a business under ASC 805, Business Combinations. Pursuant to the terms of the purchase agreement, the Company paid an initial amount of $59.9 million in cash at closing.
Total Consideration Transferred
The following table summarizes the fair value of the aggregate consideration paid for Order2Cash (in thousands):

Cash paid at close (1)	$59,878
Deferred purchase price (2)	586
Total purchase consideration	$60,464
(1)Cash paid at close represents the gross contractual amounts paid. Net cash paid, which accounts for cash acquired of $0.4 million, was $59.5 million and is reflected as an investing activity on the Condensed Consolidated Statements of Cash Flows.
(2)An additional $0.6 million is payable within four years of the closing date upon achievement of certain conditions. This amount is recognized as purchase price. Refer to Note 13 - Fair Value Measurements for further information on the determination of the fair value.
Additionally, the acquisition included earnout consideration to be paid to the sellers based on the amount and timing of Order2Cash's achievement of certain conditions. These amounts may be earned by the sellers during periods following the closing date based on the financial performance of Order2Cash during 2022, and each of the 12-month periods ending June 30, 2023 and June 30, 2024. Under ASC 805, the Company determined that this arrangement is compensation and are therefore recognized separately from the acquisition transaction.
The preliminary acquisition date fair value of the total earnout liability was $11.5 million. In accordance with ASC 710, Compensation, the amount will be recognized over the arrangement period and will be recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations. The amount expensed for the three months ended March 31, 2022 was $1.0 million, and is included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. The determination of the fair value, included the following significant inputs; projected revenue, a risk adjusted discount rate, and estimated volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of undiscounted amounts that could be payable under the earnout arrangement is zero to $23.7 million.
Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of Order2Cash (in thousands):

Assets:
Cash and cash equivalents	$422
Accounts receivable	2,189
Property and equipment	184
Operating lease right-of-use assets	569
Goodwill (1)	40,838
Intangible assets (2)	27,238
Other assets (current and non current)	—
Total Assets	$71,440
Liabilities:
Accounts payable	$861
Accrued expenses and other current liabilities	1,510
Operating lease liabilities	569
Deferred revenue	1,226
Deferred taxes	6,810
Total Liabilities	10,976
Net assets acquired	$60,464

(1)Goodwill represents the expected revenue synergies from combining Order2Cash with Billtrust, as well as the value of the acquired workforce. The goodwill is not expected to be deductible for income tax purposes.
(2)All of the intangible assets are expected to be finite lived.
The determination of the fair value of the finite-lived intangible assets required management judgment and the consideration of a number of factors. The Company relied on income, market, and replacement cost valuation methodologies, which included estimates related to projected cash flows related to each asset, discount rates, useful lives of each asset, and published industry benchmark data. Based on the preliminary valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful Life (in Years)
Customer relationships	$22,471	20
Developed technology	3,405	7
Trade names	1,362	10
Total intangible assets	$27,238
The weighted average amortization period of all the acquired intangible assets is 17.9 years.
Due to the timing of the acquisition in the first quarter of 2022, the purchase price allocation is preliminary with respect to the valuation of acquired assets, liabilities assumed (including income taxes), intangible assets and the related useful lives, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12 month measurement period.
The operating results of Order2Cash have been included in the Company’s financial statements since the acquisition date. Order2Cash’s operating results and the goodwill resulting from the acquisition are reported in the Company’s Software and Payments segment. The acquisition added approximately $1.4 million of additional revenue and $1.4 million of direct expenses, including intangible amortization for the three months ended March 31, 2022. Had the Company acquired Order2Cash in prior periods, the Company's operating results would have been materially different. As a result the following unaudited pro forma financial information is presented as if Order2Cash had been acquired by the Company on January 1, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Pro forma total revenue	$46,983	$44,999
Pro forma net loss	$(29,194)	$(24,965)
The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments: (1) an increase for amortization expense for the three months ended March 31, 2022 and 2021 as a result of the preliminary purchase price allocation for finite-lived intangible assets, (2) an increase in operating costs for the for the three months ended March 31, 2021 to recognize non-recurring acquisition costs incurred to close the transaction, and (3) an increase in the estimated tax benefits as a result of the pro forma adjustments. These pro forma results do not necessarily reflect the combined actual results of operations of the Company and Order2Cash that would have been achieved, nor are they necessarily indicative of future results of operations.
2021
Closing of Business Combination, Accounted for as a Reverse Recapitalization
On January 12, 2021, Billtrust consummated the previously announced Business Combination pursuant to the Agreement dated October 18, 2020, and amended as of December 13, 2020. As a result of the Agreement, Billtrust stockholders received aggregate consideration with a value equal to approximately $1,190.0 million, which consists of:
i.Approximately $90.1 million in cash to certain Billtrust shareholders who elected to receive cash for shares of Billtrust common stock at closing of the Business Combination, accounted for as a reverse recapitalization; and

ii.Approximately $1,099.0 million in South Mountain Class A and Class C common stock at closing of the Business Combination, accounted for as a reverse recapitalization, or 109.9 million shares (including 15.2 million shares issuable pursuant to outstanding vested and unvested options from the 2003 and 2014 Plans), converted at an exchange ratio of 7.2282662 shares (the "Conversion Rate") per share of Legacy Billtrust common stock based on an assumed share price of $10.00 per share.
As of the completion of the Business Combination, accounted for as a reverse recapitalization, on January 12, 2021, the merged companies, BTRS Holdings Inc. and subsidiaries, had the following outstanding securities:
i.138.7 million shares of Class 1 common stock, including 2.4 million shares to prior South Mountain shareholders that are subject to the vesting and forfeiture provisions based upon the same share price targets described below in the First Earnout and Second Earnout. During the first quarter of 2021, all of these shares vested;
ii.6.5 million shares of Class 2 common stock; and
iii.12.5 million warrants, each exercisable for one share of Class 1 common stock at a price of $11.50 per share (the "Warrants", refer to Note 7 - Stockholders' Equity and Stock-Based Compensation).
In connection with the Merger:
i.Each issued and outstanding South Mountain Class A and Class B share was converted into one share of Class 1 common stock of the Company; and
ii.All 7.0 million private placement warrants of South Mountain were cancelled and were no longer outstanding.
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
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 575.0 million shares, of which 538.0 million shares were designated Class 1 common stock, $0.0001 par value per share; 27.0 million shares were designated Class 2 common stock, $0.0001 par value per share; and 10.0 million shares were designated preferred stock, $0.0001 par value per share.
Concurrently with the completion of the Business Combination, on the BCA Closing Date 20.0 million new shares of Common Stock were issued (such purchases, the “PIPE”) for an aggregate purchase price of $200.0 million.
In connection with the Business Combination, 9.0 million shares of common stock were repurchased for cash from Legacy Billtrust shareholders (after conversion) at a price of $10.00 per share. Additionally, in connection with a previous loan agreement in July 2014, the Company issued a lender a warrant to purchase shares of the Company’s Series C preferred stock. In connection with Business Combination, the warrant was exercised and converted into 0.1 million shares of Common Stock.

The following table reconciles the elements of the Business Combination, accounted for as a reverse recapitalization, to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 (in thousands):

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
Earnout Consideration
Following the closing of the Merger, holders of Billtrust common stock (including all redeemable preferred shareholders whose shares were converted into common stock at the closing of the Merger) and holders of stock options and restricted stock pursuant to the 2003 Plan and the 2014 Plan (as defined in the Business Combination Agreement) had the contingent right to receive, in the aggregate, up to 12.0 million shares of Class 1 common stock if, from the closing of the Merger until the fifth anniversary thereof, the average closing price of BTRS Holdings Inc. Common Stock exceeds certain thresholds. The first issuance of 6.0 million earnout shares is based on the volume-weighted average price of Common Stock exceeding $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 6.0 million earnout shares is based on the volume weighted average price of Common Stock exceeding $15.00 for any 20 trading days within any 30 trading day period (the “Second Earnout” and together with the First Earnout, the "Earnout Shares").
Subsequent to the closing of the Merger and in the first quarter of 2021, 10.9 million shares of Class 1 and Class 2 common stock were issued associated with attainment of the First Earnout and the Second Earnout thresholds.
The difference in the Earnout Shares issued and the aggregate amounts defined in the Merger Agreement is primarily due to 0.8 million unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units (the "Earnout RSUs"), which are subject to the same vesting terms and conditions as the underlying unvested stock options, and are not replacement awards. Additionally, 0.2 million shares of Common Stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4.0 million to the appropriate tax authorities.
As of the BCA Closing Date, the prior holders of South Mountain stock agreed that of their existing issued and outstanding shares of Class 1 common stock, 2.4 million shares would be subject to vesting conditions based upon the same price milestones in the First Earnout (1.2 million shares) and Second Earnout (1.2 million shares) as discussed above ("Sponsor Vesting Shares").

The Company determined that the Earnout Shares issued to non-employee shareholders and to holders of BTRS Holdings Inc. common stock, vested options from the 2003 Plan and 2014 Plan, and the Sponsor Vesting Shares did not meet the criteria for equity classification under Accounting Standards Codification ("ASC") 815-40. Accordingly, these shares were required to be classified as a liability and recorded at their fair values, with the remeasurement of their fair values at each reporting period recorded in earnings. Upon closing of the Business Combination, the fair value of the shares was determined using a Monte Carlo simulation (using the same assumptions as Earnout RSUs discussed below), resulting in a fair value of $16.80 per share. The shares were remeasured at their fair values through the dates the First Earnout and Second Earnout were achieved in the first quarter of 2021. The liability associated with the Earnout Shares delivered to the equity holders and the Vesting Shares that vested upon achievement of the First Earnout and Second Earnout during the first quarter of 2021 was then reclassified to equity as the shares issued, with the appropriate allocation to common stock at par value and additional paid-in capital.
The following table is a reconciliation of the liability balance at the BCA Closing Date and the changes therein for the three months ended March 31, 2021 (in thousands):

	Earnout Shares	Sponsor Vesting Shares	Total
Fair value on Closing Date	$191,095	$39,900	$230,995
Fair value adjustment (1)	8,246	1,780	10,026
Amount paid for tax withholding	(4,013)	—	(4,013)
Amount reclassified to equity	(195,328)	(41,680)	(237,008)
Balance, March 31, 2021	$—	$—	$—
(1) Included in change in fair value of financial instruments on the Condensed Consolidated Statements of Operations.
Earnout RSUs issued based on the amount of the unvested options are recognized in earnings as stock-based compensation expense under ASC 718. The fair value of the Earnout RSUs was determined using a Monte Carlo simulation, including the stock price on the BCA Closing Date of $16.80, a risk free rate of 0.5%, and a volatility rate of 42%.
Offering Costs
In accordance with ASC 340-10-S99-1, the offering costs, consisting principally of underwriters fees and professional, printing, filing, regulatory, and other costs, were charged to additional paid-in capital upon completion of the Business Combination.
Repayment of Financing Agreement
In connection with the Business Combination, the Company paid all of its outstanding debt facilities in full. In connection therewith, the unamortized debt discount of $1.2 million and a prepayment penalty and associated costs of $1.6 million were recorded in interest expense and loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.
Acquisition of iController BV
On October 7, 2021, Billtrust acquired 100% of the outstanding shares of iController BV ("iController"), a privately-held company based in Ghent, Belgium and Amsterdam, the Netherlands. iController is a business-to-business provider of SaaS intelligent solutions for collections management. Their SaaS offerings enable a wide range of users, from credit and collections managers to chief financial officers, to see payment and collections information and communication in real time, providing visibility into cash flow management. The acquisition is part of Billtrust's strategic plan to expand its physical presence in the European market while enhancing its global collections capabilities. The acquisition of iController was determined to be an acquisition of a business under ASC 805, Business Combinations.
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
(1)The cash paid at close represents the gross contractual amounts paid. Net cash paid, which accounts for cash acquired of $0.2 million, was $56.8 million and is reflected as an investing activity on the Condensed Consolidated Statements of Cash Flows.
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
(3)The deferred purchase price was paid in January 2022 upon the completion of certain conditions.
Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of iController (in thousands):

Assets:
Cash and cash equivalents	$187
Accounts receivable	1,217
Property and equipment	439
Operating lease right-of-use assets	651
Goodwill (1)	52,386
Intangible assets (2)	17,385
Other assets (current and non current)	76
Total Assets	$72,341
Liabilities:
Accounts payable	$524
Accrued expenses and other current liabilities	641
Operating lease liabilities, net of current portion	917
Deferred revenue	3,775
Deferred taxes	3,800
Total Liabilities	9,657
Net assets acquired	$62,684
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
The purchase price allocation is preliminary with respect to the valuation of acquired assets, liabilities assumed (including income taxes), intangible assets, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12 month measurement period. No purchase price adjustments were recorded during the three months ended March 31, 2022.
The operating results of iController have been included in the Company’s financial statements since the acquisition date and are not material to the Company’s consolidated financial results. iController’s operating results and the goodwill resulting from the acquisition are reported in the Company’s Software and Payments segment.
Acquisition Costs
The Company recognized $0.7 million and no acquisition costs during the three months ended March 31, 2022 and 2021, respectively related its acquisitions. These costs primarily consisted of legal, accounting, and tax professional fees and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 4 - Goodwill and Intangible Assets
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
The Company performed its annual impairment test as of October 1, 2021, utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of its reporting units was less than their respective carrying values, and concluded that no impairment existed. Subsequent to completing the annual test and through March 31, 2022, there were no events or circumstances that required an interim impairment test. Additionally, as of March 31, 2022, the Company had no accumulated goodwill impairment losses.
All of the Company's goodwill is attributable to its Software and Payments segment. A summary of goodwill and the changes in its carrying amount is shown in the following table (in thousands):

Consolidated Goodwill
Balance at December 31, 2021	$88,148
Additions from acquisition (1)	40,838
Foreign translation adjustments	(1,617)
Balance at March 31, 2022	$127,369
(1)The entire increase is related to the acquisition of Order2Cash (refer to Note 3 - Business Combination & Acquisitions).

Finite-Lived Intangible Assets
The gross carrying values, accumulated amortization, and net carrying values (reduced for fully amortized intangibles) of finite-lived intangible assets as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$45,440	$(4,137)	$41,303
Non-compete agreements	1,430	(988)	442
Trademarks and trade names	2,387	(172)	2,215
Technology	6,997	(1,130)	5,867
Total	$56,254	$(6,427)	$49,827

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$23,621	$(3,524)	$20,097
Non-compete agreements	1,430	(917)	513
Trademarks and trade names	1,066	(111)	955
Technology	3,692	(918)	2,774
Total	$29,809	$(5,470)	$24,339
Amortization expense was $1.0 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2022 (remainder)	$3,298
2023	4,302
2024	4,058
2025	3,865
2026	3,828
Thereafter	30,476
Total	$49,827
Note 5 - Revenue and Related Matters
Disaggregated Revenue
The Company disaggregates revenue as set forth in the following table (in thousands):

	Three Months Ended March 31,
Revenues by Type:	2022	2021
Subscription and transaction fees	$34,102	$30,183
Services and other	2,947	2,936
Subscription, transaction, and services	$37,049	$33,119
Contract Assets and Liabilities
There were no contract assets as of March 31, 2022 or December 31, 2021.

Deferred Revenue
Amounts billed to clients in excess of revenue recognized are contract liabilities (referred to as deferred revenue in the Condensed Consolidated Balance Sheets). Deferred revenue primarily relates to implementation fees for new customers or for new services.
During the three months ended March 31, 2022 and 2021, the Company recognized $5.5 million and $6.7 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each period, the Company first allocates revenue to the deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.
The amount of revenue recognized in the three months ended March 31, 2021 included $2.5 million related to the acceleration of previously paid and deferred revenue from a customer that terminated its contract in the first quarter of 2021.
Remaining Performance Obligations
As of March 31, 2022, the Company had approximately $38.6 million of remaining performance obligations, primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue for approximately 95% of this amount during the next 36 months, and the remainder thereafter.
Deferred Commissions and Implementation Costs
The current and non-current portions of deferred implementation and commission costs on the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Current portion of deferred costs:
Deferred commissions, current	$2,999	$2,997
Deferred implementation costs, current	2,012	2,063
Deferred implementation and commission costs, current portion	$5,011	$5,060

Non-current portion of deferred costs:
Deferred commissions, net of current portion	$6,353	$6,392
Deferred implementation costs, net of current portion	2,629	2,846
Deferred implementation and commission costs, net of current portion	$8,982	$9,238
Amortization of commissions was $0.8 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. Amortization of implementation costs was $0.8 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively.
The Company evaluates the recoverability of deferred commissions and implementation costs at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2022 or 2021.

Note 6 - Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(29,027)	$(22,794)
Denominator:
Weighted-average common shares outstanding	162,974	144,207
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.16)
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

	Three Months Ended March 31,
	2022	2021
Stock options	19,340	22,383
Restricted stock units	2,534	834
Warrants	—	12,500
	21,874	35,717
Note 7 - Stockholders' Equity and Stock-Based Compensation
Warrants
In connection with the Business Combination (refer to Note 3 - Business Combination & Acquisitions), Billtrust assumed the Warrants that had previously been issued by South Mountain. Following the closing of the Business Combination, the Company filed a registration statement with the SEC that was declared effective in February 2021 covering the issuance of the shares of Common Stock issuable upon exercise of the Warrants and to maintain a current prospectus until the Warrants expired or were redeemed.
The Company determined the Public Warrants met the definition of a derivative as they were indexed to the Company’s Common Stock pursuant to ASC 815-40-15-7 and met all other criteria for equity classification pursuant to ASC 815-40. Therefore as of the BCA Closing Date, the Public Warrants were accounted for within stockholders' equity as a component of additional paid-in-capital on the Condensed Consolidated Balance Sheets. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the warrants for cash.
Warrant Exchange Offer
On November 18, 2021, the Company commenced a tender offer (the “Warrant Exchange Offer”) to each holder of its outstanding Warrants the opportunity to exchange their warrants for shares of the Company’s Common Stock, par value $0.0001 per share. Each holder was set to receive 0.30 shares of Common Stock in exchange for each outstanding Warrant tendered by the holder and exchanged pursuant to the terms of the Warrant Exchange Offer. Concurrently with the Warrant Exchange Offer, the Company solicited consents from holders of the Warrants to amend the Warrant Agreement (“Warrant Amendment”) dated June 19, 2019, to permit the Company to require that each Warrant outstanding upon the closing of the Warrant Exchange Offer be converted into 0.27 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Warrant Exchange Offer. Pursuant to the terms of the Warrant Agreement, amendment required the written consent of at least 50% of the holders of the Warrants.

On December 17, 2021, the Company concluded the Warrant Exchange Offer with approximately 99.2% of the outstanding Warrants validly tendered and not withdrawn in the Warrant Exchange Offer. Additionally, the Company received the approval of approximately 99.2% of the outstanding Warrants for the Warrant Amendment. Accordingly, the Company exchanged all outstanding Warrants and issued 3.7 million shares of its Common Stock. All Warrants were exchanged as of December 31, 2021 and as a result, Nasdaq halted trading in the Warrants and subsequently agreed with the Company to delist them as none remained outstanding.
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
During the three months ended March 31, 2022, the Board of Directors authorized an annual increase of 2.0 million shares for the 2020 Plan and 1.6 million shares for the ESPP, As of March 31, 2022, 6.8 million shares of Common Stock remained to be granted pursuant to the 2020 Plan and 3.0 million shares of Common Stock to be issued pursuant to the 2020 ESPP.
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
Stock Options
Stock option activity for the three months ended March 31, 2022 is presented below (in thousands, except per share and contractual life amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	20,025	$8.51	7.8	$60,223
Granted	—	—
Exercised	(480)	1.69
Forfeited	(205)	10.87
Outstanding at March 31, 2022	19,340	$8.65	7.5	$53,286
Vested and expected to vest at March 31, 2022	17,278	$8.14	7.4	$51,006
Exercisable at March 31, 2022	9,529	$5.84	6.6	$37,083
Restricted Stock Units
Restricted stock unit ("RSUs") activity for the three months ended March 31, 2022 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	613	$15.08
Granted	1,996	6.28
Released	(60)	15.21
Vested	(15)	16.80
Unvested at March 31, 2022	2,534	$8.27

Employee Stock Purchase Plan ("ESPP")
Under the terms of the 2020 ESPP, on May 26, 2021, the Board of Directors approved the Company's ESPP offering program. With certain limitations, all Billtrust employees whose customary employment is more than 20 hours per week are eligible to participate in the ESPP.
The initial offering period, which consisted of one purchase period, commenced on July 1, 2021 and ran through November 30, 2021. Thereafter, each offering period runs for approximately six months, consisting of a single six month purchase period commencing on each successive June 1 and December 1. At the end of each purchase period, employee payroll contributions are used to purchase shares of the Company's Common Stock. The purchase price for each share of Common Stock purchased is the lower of: (1) 85% of the closing price of the Common Stock on the first day of the purchase period, or (2) 85% of the closing price of the Common Stock on the last day of the purchase period.
During the three months ended March 31, 2022, no shares were purchased or issued pursuant to the 2020 ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of subscription, transaction, and services	$438	$443
Research and development	1,225	1,222
Sales and marketing	754	1,332
General and administrative	3,661	5,829
Total	$6,078	$8,826
The fair value of the Company's stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Stock Options:
Risk-free interest rate	—	0.6% - 1.1%
Expected dividend yield	—	—%
Expected volatility	—	42%
Expected life (in years)	—	5.5
Weighted average grant date fair value	—	$6.52

Employee Stock Purchase Plan:
Risk-free interest rate	0.1%	—
Expected dividend yield	—%	—
Expected volatility	40%	—
Expected life (in years)	0.5	—
Weighted average grant date fair value	$1.83	—
As of March 31, 2022, the total unrecognized stock-based compensation expense related to stock options and RSU's was $40.7 million and $19.3 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.5 years for stock options and 2.9 years for RSUs.

Note 8 - Defined Contribution Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary and are subject to vesting requirements based on four years of continuing employment. The Company generally makes matching contributions of one-half of the first 6% of employee contributions. During the three months ended March 31, 2022 and 2021, the Company contributed $0.6 million and $0.5 million, respectively.
Note 9 - Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Finance lease right-of-use assets amortization	$71	$62
Finance lease interest expense	4	3
Total finance lease cost	75	65
Operating lease cost	1,192	1,088
Short-term lease cost	32	50
Variable lease cost	254	237
Sublease income	(83)	(80)
Total lease cost	$1,470	$1,360
The weighted-average remaining lease term and discount rate for operating and finance leases as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	10.0 years	2.2 years
Weighted-average discount rate	5.4%	3.6%
The following table indicates the financial statement lines where the Company's operating and finance lease liabilities and right-of-use ("ROU") assets are included in the Condensed Consolidated Balance Sheets (in thousands):

	As of March 31, 2022	Balance Sheet Classification
Assets:
Operating lease ROU assets	$19,852	Operating lease right-of-use assets
Finance lease ROU assets	512	Property and equipment, net
Total lease assets	$20,364

Liabilities:
Current operating lease liabilities	$3,458	Accrued expenses and other current liabilities
Current finance lease liabilities	274	Accrued expenses and other current liabilities
Non-current operating lease liabilities	33,346	Operating lease liabilities, net of current portion
Non-current finance lease liabilities	255	Other non-current liabilities
Total lease liabilities	$37,333

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$1,264
Operating cash flows from finance leases	$3
Finance cash flows from finance leases	$23
ROU assets obtained in exchange for new operating lease liabilities:	$1,896
ROU assets obtained in exchange for new finance lease liabilities:	$292
Future minimum lease payments under non-cancellable operating and finance leases as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remainder)	$3,973	$230
2023	5,419	189
2024	5,037	100
2025	4,613	28
2026	4,342	3
Thereafter	24,698	—
Total minimum lease payments	48,082	550
Less: Amounts representing interest	(11,281)	(21)
Present value of lease payments	$36,801	$529
Amounts listed in the future minimum lease payments table above do not include sublease income.
Impairment of ROU Assets and Restructuring Charges
During Q1 2022, the Company approved a strategic plan to optimize its structure and costs related to its leased facilities and print operations. As part of the plan, the Company approved a formal work from anywhere policy due to high interest in allowing employees to work remotely and investments in the Company's operating environments and technology enabling seamless day-to-day execution and increased productivity across a distributed workforce. Additionally, the Company closed one of its print locations due to the continued decline in customer print volumes and efficiencies gained through streamlining its print operations. The overall plan included vacating some or all of several of the Company's leased office facilities and one of its leased print operations facilities and making them available for sublease. The Company ceased using all of the facility space included in the plan by March 31, 2022.
As a result, during the three months ended March 31, 2022, the Company incurred $10.0 million of ROU asset impairments and $3.6 million of leasehold improvement and fixed asset impairments, which were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations. In calculating the impairment amount, the fair value of each asset was determined using an income approach based on the present value of future cash flows from estimated sublease income. This approach required the use of certain estimates, including a discount rate, sublease rental rates, period of vacancy, and sublease incentives, which were based in part by local real estate industry data. As these are subjective estimates based on unobservable inputs, the fair value of the assets are classified in Level 3 of the fair value hierarchy (refer to Note 13 - Fair Value Measurements).
Additionally, in accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized exit obligation costs related to closing the print operations facilities, including one-time employee severance benefits, contract termination costs, and other costs associated with exiting the facility. These costs were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations, and were allocated to the Company's Print segment. Total costs recognized during three months ended March 31, 2022, which included estimates of future costs to be incurred under the plan, were not material to the Company's financial statements. The plan to close the facility was substantially complete by March 31, 2022.
In the future if the Company determines it no longer intends to utilize some or all of its remaining leased office space, the Company may be required to record additional impairment or restructuring charges.
Note 10 - Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure materials necessary for its print operations. As of March 31, 2022, the Company had approximately $0.4 million remaining under such purchase orders.
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
Note 11 - Income Taxes
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s provision (benefit) for income taxes during interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during interim periods.
Income tax expense (benefit) for the three months ended March 31, 2022 and 2021, are primarily due to the tax amortization of indefinite-lived assets, state income taxes, and foreign income taxes.
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
Note 12 - Marketable Securities
The Company’s marketable securities at March 31, 2022 and 2021, consist entirely of certificates of deposit with a financial institution and have maturity dates of 12 months or less.
As the Company views its marketable securities as available to support its current operations and does not have the intent to hold the securities to maturity, it has classified them as available-for-sale. All marketable securities are recorded at their fair value (see Note 13 - Fair Value Measurements) with any unrealized gains or losses (except those related to credit losses) recorded in accumulated other comprehensive income (loss). There were no unrealized gains or losses during the three months ended March 31, 2022 and 2021. Realized gains and losses, including interest earned, are recorded in other non-operating income (expense) on the Condensed Consolidated Statements of Operations and were not material for both the three months ended March 31, 2022 and 2021.
The Company did not record any impairments during the three months ended March 31, 2022 and 2021.
Note 13 - Fair Value Measurements
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash, restricted cash, accounts receivable, customer funds, other current assets, other assets, accounts payable, accrued expenses, other current liabilities (excluding contingent consideration and deferred purchase price), and customer postage deposits approximate their fair value due to their short-term maturities.
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
The following tables present the Company's fair value hierarchy for its financials assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market fund (1)	$25,021	$25,021	$—	$—
Marketable securities:
Certificates of deposit (2)	45,156	—	45,156	—
Total assets	$70,177	$25,021	$45,156	$—

Liabilities:
Contingent consideration - Second Phase (3)	$215	$—	$—	$215
Contingent consideration - iController (4)	5,018	—	—	5,018
Deferred purchase price - Order2Cash (5)	586	—	—	586
Total liabilities	$5,819	$—	$—	$5,819

	December 31, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market fund (1)	$25,015	$25,015	$—	$—
Marketable securities:
Certificates of deposit (2)	45,117	—	45,117	—
Total assets	$70,132	$25,015	$45,117	$—

Liabilities:
Contingent consideration - Second Phase (3)	$370	$—	$—	$370
Contingent consideration - iController (4)	5,085	—	—	5,085
Total liabilities	$5,455	$—	$—	$5,455
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)Certificates of deposit are valued at amortized cost, which approximates fair value.
(3)The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that requires additional payments to the sellers annually based on meeting certain recurring revenue growth and profitability targets during the three-year period beginning May 1, 2019. No amounts were paid during 2020 or 2021 for the first or second year as the financial targets were not met. The year three amount, if any, is expected to be finalized and paid to the sellers by the end of 2022. The range of outcomes for the year three amount cannot be estimated as the amount payable is a percentage of the growth in the financial targets.

The fair value of the remaining contingent consideration is included in other current liabilities on the Condensed Consolidated Balance Sheets.
(4)The acquisition of iController in October 2021 included a contingent consideration arrangement that requires additional payments to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three-year period subsequent to the acquisition date. The Monte Carlo simulation was used to determine the fair value, including the following significant unobservable inputs; projected revenue, a risk adjusted discount rate, and revenue volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of outcomes for the amount payable cannot be estimated as it is based on a percentage of the growth in the revenue targets. The fair value of the contingent consideration is included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
(5)The acquisition of Order2Cash in February 2022 includes deferred purchase price payable within four years of the closing date upon achievement of certain conditions. A discounted cash flow model was used to determine the fair value, including a risk adjusted discount rate, which is an unobservable input. Increases or decreases in the input would have resulted in a higher or lower fair value measurement. The range of undiscounted amounts that could be payable for the deferred purchase price is zero to $0.7 million. The fair value of the deferred purchase price is included in accrued expenses and other current liabilities and other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.
The following table presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Contingent Consideration and Deferred Purchase Price
Ending balance, December 31, 2021	$5,455
Fair value adjustment to contingent consideration (1)	(22)
Acquisition of Order2Cash (2)	586
Foreign translation adjustments	(200)
Ending balance, March 31, 2022	$5,819
(1)Subsequent to the acquisitions of Second Phase, LLC and iController, the change in the fair value of the contingent consideration for each acquisition was primarily due to updates to management's estimates and progress towards achievement of the financial targets during each period. This amount was recorded in change in fair value of financial instruments on the Condensed Consolidated Statements of Operations.
(2)Refer to Note 3 - Business Combination & Acquisitions. Changes in the fair value of the deferred purchase price are recognized in change in fair value of financial instruments on the Condensed Consolidated Statements of Operations. At March 31, 2022, there were no material changes in the range of expected outcomes or the fair value from the acquisition date.

Note 14 - Property and Equipment
Property and equipment, net (reduced for fully depreciated assets) consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Assets held under finance leases	$3,801	$3,509
Computer, print and mail equipment	8,109	7,857
Furniture and fixtures	1,915	4,275
Leasehold improvements	7,537	12,127
Software	1,229	1,222
Vehicles	96	95
Internal software development	3,063	3,011
Total property and equipment	25,750	32,096
Less: accumulated depreciation and amortization	(13,937)	(16,580)
Total property and equipment, net	$11,813	$15,516
Depreciation and amortization expense of property and equipment, including amortization of software development costs and finance leases, was $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.
Refer to Note 9 - Leases for a discussion on impairments of fixed assets for the three months ended March 31, 2022. The Company had no material impairments or disposals of fixed assets during the three months ended March 31, 2021.
Note 15 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses	$21,648	$19,051
Accrued compensation (1)	8,446	16,093
Accrued professional services, taxes, and other expenses	8,877	8,057
Operating lease liabilities, current portion	3,458	3,225
Total accrued expenses and other current liabilities	$42,429	$46,426
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
Note 16 - Segment Information
The Company's operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. The Company's Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance.
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
The Company evaluates segment performance and allocates resources based on revenues, cost of revenues, and gross profit. The accounting policies used by the reportable segments are the same as those used by the Company. All of the revenues shown in the reportable segments is revenue from external customers; there is no revenue from transactions with other operating segments. Segment expenses include the direct expenses of each segment's operations and exclude sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization expense, impairment and restructuring expense, stock-based compensation expense, other income (expense), and certain other identified costs that the Company does not allocate to its segments for purposes of evaluating operational performance.
Given the nature of the Company’s business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the Company does not identify or allocate assets by reportable segment and total assets are not included in the Company’s segment financial information.
The following tables include a reconciliation of segment revenues, cost of revenues, and gross profits to loss before income taxes (in thousands):

	Three Months Ended March 31, 2022
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,241	$29,861	$—	$34,102
Services and other	—	—	2,947	2,947
Subscription, transaction, and services revenues	4,241	29,861	2,947	37,049
Reimbursable costs	8,582	—	—	8,582
Total revenues	12,823	29,861	2,947	45,631
Cost of revenues:
Cost of subscription, transaction, and services revenue	1,549	4,602	4,174	10,325
Cost of reimbursable costs	8,582	—	—	8,582
Total cost of revenues	10,131	4,602	4,174	18,907
Gross profit:
Total segment gross profit (loss)	$2,692	$25,259	$(1,227)	$26,724
Total segment gross margin	21%	85%	(42)%	59%
Subscription, transaction, and services gross margin	63%	85%	(42)%	72%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				40,549
Depreciation and amortization				1,861
Impairment and restructuring				13,854
Other income				(88)
Loss before income taxes				$(29,452)

	Three Months Ended March 31, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,498	$25,685	$—	$30,183
Services and other	—	—	2,936	2,936
Subscription, transaction, and services revenues	4,498	25,685	2,936	33,119
Reimbursable costs	8,817	—	—	8,817
Total revenues	13,315	25,685	2,936	41,936
Cost of revenues:
Cost of subscription, transaction, and services revenue	1,926	3,711	3,616	9,253
Cost of reimbursable costs	8,817	—	—	8,817
Total cost of revenues	10,743	3,711	3,616	18,070
Gross profit:
Total segment gross profit (loss)	$2,572	$21,974	$(680)	$23,866
Total segment gross margin	19%	86%	(23)%	57%
Subscription, transaction, and services gross margin	57%	86%	(23)%	72%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				32,379
Depreciation and amortization				1,360
Other expense				12,829
Loss before income taxes				$(22,702)
Note 17 - Related Party Transactions
A member of the Company's Board of Directors is also an executive at a company (the "Related Party Customer") that purchases certain of Billtrust's services under an ongoing commercial relationship. During both the three months ended March 31, 2022 and 2021, revenues generated from the Related Party Customer were not material. At both March 31, 2022 and December 31, 2021, open receivable balances from the Related Party Customer were not material.
The Company has ongoing commercial agreements with several of Bain Capital Ventures, LLC's ("Bain") portfolio companies ("Portfolio Companies"). Bain is a greater than 5% shareholder of the Company's outstanding common stock at March 31, 2022, and one of the members of the Company's Board of Directors is also an executive at Bain. During both the three months ended March 31, 2022 and 2021, revenues generated from and expenses incurred to the Portfolio Companies were not material. At both March 31, 2022 and December 31, 2021, open payables to and open receivables from the Portfolio Companies were not material.
The sellers of Order2Cash, who remain employees with the Company, are 50% owners of a joint venture that provides outsourced managed services to Order2Cash as part of Order2Cash's product offerings. During the three months ended March 31, 2022, expenses incurred to the joint venture were not material. At March 31, 2022, open payables to the joint venture were not material.
Note 18 - Subsequent Events
During April 2022, the Company determined it would further cease using a portion of its headquarters and began implementing a plan to vacate that portion of the leased space. Upon the cease-use date, the Company will evaluate if an impairment charge is required. Refer to Note 9 - Leases for a discussion on impairment charges incurred during the three months ended March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K.
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
Forward Looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as “believe”, “may”, “could", “will”, “estimate”, “continue”, “anticipate”, “intend”, “seek”, “plan”, “expect”, “should”, “would”, “potentially”, or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K. Forward-looking statements are based on management’s current beliefs and assumptions and based on information currently available. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
We have expanded our product reach and customer base over the past years and scaled our business operations in recent periods. Our total revenues were $45.6 million and $41.9 million for the three months ended March 31, 2022 and 2021, respectively. As a result of our focus on product development and sales and marketing, we have generated net losses of $29.0 million and $22.8 million for the three months ended March 31, 2022 and 2021, respectively.
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
In connection with the execution of the Business Combination, on October 18, 2020, South Mountain entered into separate subscription agreements (“Subscription Agreements”) with a number of investors (“PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and South Mountain sold to the PIPE Investors, an aggregate of 20.0 million shares of South Mountain Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $200.0 million, in a private placement (“PIPE Financing”).
The Business Combination and PIPE Financing closed on January 12, 2021 (the "BCA Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, we were the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Legacy Billtrust). Accordingly, the assets, liabilities, and results of operations of Legacy Billtrust became the historical financial statements of "New Billtrust," which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Legacy Billtrust beginning on the BCA Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Legacy Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, our Class 1 common stock ("Common Stock") began trading on the Nasdaq Global Select Market under the ticker symbol “BTRS”.
Recent Developments
Acquisition of Order2Cash
On February 14, 2022, we acquired 100% of the outstanding shares of Anachron Beheer BV and subsidiaries, d/b/a Order2Cash ("Order2Cash"), a privately-held company headquartered in Amsterdam, the Netherlands. Order2Cash is a European B2B order-to-cash platform provider. Their enterprise customer base, global interoperability capabilities, and established connections to over 70 B2B and business-to-government (“B2G”) e-invoicing networks broaden the BPN’s reach to deliver fully compliant and secure e-invoicing across multiple markets. The acquisition is part of our strategic plan to continue expanding our physical presence in the European market while also enhancing our global invoicing and payments capabilities. Pursuant to the terms of the purchase agreement, we paid $59.5 million, net of $0.4 million of acquired cash.
Impairment of Right of Use Assets and Restructuring Charges
During Q1 2022, we approved a strategic plan to optimize our structure and costs related to our leased facilities and print operations. As part of the plan, we approved a formal work from anywhere policy for our employees due to high interest in allowing employees to work remotely and investments in our operating environments and technology enabling seamless day-to-day execution and increased productivity across a distributed workforce. Additionally, we closed one of our print locations due to the continued decline in customer print volumes and efficiencies gained through streamlining our print operations. The overall plan included vacating some or all of several of our leased office facilities and one of our leased print operations facilities and making them available for sublease. We ceased using all of the facility space included in the plan by March 31, 2022.
As a result, during the three months ended March 31, 2022, we incurred $10.0 million of right of use ("ROU") asset impairments and $3.6 million of leasehold improvement and fixed asset impairments, which were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations. In calculating the impairment amount, the fair value of each asset was determined using an income approach based on the present value of future cash flows from estimated sublease income. This approach required the use of certain estimates, including a discount rate, sublease rental rates, period of vacancy, and sublease incentives, which were based in part by local real estate industry data. As these are subjective estimates based on unobservable inputs, the fair value of the assets are classified in Level 3 of the fair value hierarchy (refer to Note 13 - Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements).
Additionally, in accordance with ASC 420, Exit or Disposal Cost Obligations, we recognized exit obligation costs related to closing the print operations facility, including one-time employee severance benefits, contract termination costs, and other costs associated with exiting the facility. These costs were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations, and are allocated to our Print segment. Total costs recognized during the three months ended March 31, 2022, which included estimates of future costs to be incurred under the plan, were not material to our financial statements. The plan to close the facility was substantially complete by March 31. 2022.
In the future if we determine we no longer intend to utilize some or all of our remaining leased office space, we may be required to record additional impairment or restructuring charges.
Impact of COVID-19
During 2021 and three months ended March 31, 2022, the COVID-19 pandemic did not adversely impact us, as evidenced by the continued growth in revenues across our subscription and transactional offerings. Our focus remains on investing in our products and supporting our long-term growth, including global expansion. Since the start of the pandemic, we have continued to operate despite the disruption to some of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through our platform and offerings which has helped avoid significant business, bookings, or revenue disruptions thus far. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited us as it has further ingrained our platform in our customers’ critical day-to-day order-to-cash operations. In response to the pandemic, we have modified some of our business practices, such as enabling and encouraging our employees to work from anywhere and establishing health and safety protocols in our offices. We continue to monitor the situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners.
In addition, the spread of COVID-19 and its variants has contributed to a global slowdown of economic activity, supply chain disruptions, and inflation, among other macroeconomic events. We are unable to predict the impact the COVID-19 pandemic or other macroeconomic events will have on our future results of operations, liquidity, financial condition, ability to access capital markets, and business practices due to numerous uncertainties, including the duration, severity, and spread of the virus and its variants, actions that may be taken by government authorities, the impact to our employees, customers, and partners, prolonged macroeconomic uncertainty, volatility, and disruption, and various other factors beyond our knowledge or control. We continue to monitor these situations and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners.
Key Factors Affecting Our Performance
We believe our performance and future growth depends on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below and Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K. For additional information related to key performance metrics we use to evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions, please see the section within this Quarterly Report on Form 10-Q titled “Key Performance Metrics”. We believe the most significant factors affecting our results of operations include:
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
Acquisition of New Customers
We reach new customers through our proven go-to-market strategies, which include digital marketing campaigns, our direct sales force, and partnerships with financial institutions and other complementary companies. Our growth depends in part on our ability to acquire new customers.
As of March 31, 2022, we had customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction, and consumer products, primarily located in North America. We continue to invest in our sales, marketing, and go-to-market strategies in order to acquire customers in our target markets. Our marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives focus on demand generation and include promotional activity and with an emphasis on online digital marketing programs (e.g., webinars, virtual events). We believe there is a long-term opportunity to expand into large, new markets with compatible trends.
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
Our revenue from existing customers is generally reliable due to both the pricing structure and the business-critical nature of the functions our products support for customers. For the three months ended March 31, 2022 and 2021, 95% or more of our subscription and transaction fees revenue came from customers who had entered into contracts prior to the start of each such calendar year. We expand within our existing customer base by selling additional modules on our platform, adding divisions, increasing transactions per customer through proven e-solutions, as well as through effective pricing and packaging our services. Our ability to increase sales to existing customers depends on a number of factors, including our customers’ satisfaction with our solutions, competition, pricing, and overall changes in our customers’ spending levels with us.
Key Performance Metrics
We monitor the following key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions.
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

	Three Months Ended March 31,
	2022	2021

	(in billions)
Total Payment Volume	$22.0	$15.1

TPV - ACH/Wire	14.3	9.7
TPV - Card	$7.7	$5.4
The increase in TPV for the three months ended March 31, 2022 compared to the prior year period was primarily due to the addition of new customers on our PayFac platform as well as an increase in existing customer transactions on both our card and ACH/Wire platforms (including an expansion of our product platforms for ACH transactions).
Components of Results of Operations
Revenues
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
Implementation services are typically sold on a time and materials basis, and billed monthly based on actual hours incurred. When our implementation services are not capable of being distinct from the related subscription service, they are combined with the subscription service and recognized over the term of the agreement. In these cases, since the initial contract with a customer includes both the subscription and implementation fees, and is therefore higher than subscription renewal fees in subsequent years, the contract conveys a ‘material right’ to the customer (i.e., an option for the customer to renew the contract at a lower price in relation to the initial contract price). Material rights are treated separately and are recognized over the period which the right is expected to be exercised by a customer.
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
Operating Expenses
Research and Development
Research and development expense consists primarily of personnel-related expenses, including stock-based compensation expense, incurred in developing and engineering new products or enhancing existing products, quality assurance and testing of new and existing product technology, maintenance, and enhancement of our existing technology and infrastructure, and allocated overhead costs. We capitalize certain software development costs that are attributable to developing new products and adding incremental functionality to our platforms, and amortize such costs over the estimated life of the new product or incremental functionality, which is typically four years.
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

Sales and Marketing
Sales and marketing expense consists primarily of personnel-related expenses, including stock-based compensation expense, sales commissions, marketing program expenses, travel-related expenses, and costs to market and promote our platforms through advertisements, marketing events, partnership arrangements, direct customer acquisition, and allocated overhead costs. Sales commissions that are incremental to obtaining customer contracts are deferred and amortized on a straight-line basis over the estimated period of the customer relationship, which is estimated to be four to five years.
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
General and Administrative
General and administrative expense consists of personnel-related expenses, including stock-based compensation expense, for our executive team, talent (human resources), finance, procurement, legal and compliance, and other administrative teams, facility costs (including rent and utilities expense for our leased office space, excluding those used in our print operations) and allocated overhead costs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance, and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to increase the size of our general and administrative functions to support the growth in our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period.
Depreciation and Amortization
Depreciation and amortization expense includes the costs associated with depreciating our owned furniture and fixtures, computer equipment, software, and technology assets, as well as amortization of leasehold improvements, capitalized software, and amortizable intangible assets.
Impairment and Restructuring
Impairment and restructuring expense consists of asset impairments, including those related to ceasing use of leased facilities, costs associated with involuntary termination benefits provided to employees, certain contract termination costs, and other costs associated with exit or disposal activities.
Other Income (Expense)
Change in Fair Value of Financial Instruments
Change in fair value of financial instruments consists of changes in the fair value of equity instruments that do not meet the criteria to be classified as equity and contingent consideration from acquisitions (excluding arrangements that are treated as compensation expense).
Interest Expense and Loss on Extinguishment of Debt
Interest expense and loss on extinguishment of debt consists of interest on any outstanding debt, amortization of associated debt issuance costs, payment of early termination fees, and writing off unamortized debt discounts associated with repaying our outstanding debt facilities prior to maturity.
Other Non-Operating Income (Expense)
Other non-operating income (expense) consists of interest income earned on our cash, cash equivalents, and marketable securities, foreign exchange gains (losses), and other non-operating income (expense).
Income Taxes
Income taxes consist primarily of income taxes related to federal, state, and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets for our U.S. federal taxes and certain foreign and state taxes as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Segments
Our operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. Our Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating the Company's financial performance. The accounting policies used by the reportable segments are the same as those used in our Consolidated Financial Statements.
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
We evaluate segment performance and allocate resources based on revenues, cost of revenues, and gross profit. All of the revenues shown in the reportable segments is revenue from external customers; there is no revenue from transactions with other operating segments. Segment expenses include the direct expenses of each segment's operations and exclude sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization expense, impairment and restructuring expense, stock-based compensation expense, other income (expense), and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
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

Results of Operations
The following tables set forth select Condensed Consolidated Statements of Operations data, and such data as a percentage of total revenues, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
Revenues:
Subscription, transaction, and services	$37,049	81%	$33,119	79%
Reimbursable costs	8,582	19	8,817	21
Total revenues	45,631	100	41,936	100
Cost of revenues:
Cost of subscription, transaction, and services	10,325	23	9,253	22
Cost of reimbursable costs	8,582	19	8,817	21
Total cost of revenues, excluding depreciation and amortization	18,907	41	18,070	43
Operating expenses:
Research and development	15,105	33	10,993	26
Sales and marketing	10,716	23	8,936	21
General and administrative	14,728	32	12,450	30
Depreciation and amortization	1,861	4	1,360	3
Impairment and restructuring	13,854	30	—	—
Total operating expenses	56,264	123	33,739	80
Loss from operations	(29,540)	(65)	(9,873)	(24)
Other income (expense):
Change in fair value of financial instruments	22	—	(9,995)	(24)
Interest expense and loss on extinguishment of debt	(1)	—	(2,942)	(7)
Other non-operating income	67	—	108	—
Total other income (expense)	88	—	(12,829)	(31)
Loss before income taxes	(29,452)	(65)	(22,702)	(54)
Income tax expense (benefit)	(425)	(1)	92	—
Net loss	$(29,027)	(64)%	$(22,794)	(54)%
Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021
Total Revenues

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Subscription and transaction fees	$34,102	$30,183	$3,919	13%
Services and other	2,947	2,936	11	—
Subscription, transaction, and services	37,049	33,119	3,930	12
Reimbursable costs	8,582	8,817	(235)	(3)
Total revenues	$45,631	$41,936	$3,695	9%
The increase in total revenues during the three months ended March 31, 2022 compared to the prior year period was primarily due to a $7.5 million increase in subscription and transaction fees in the software and payments segment as a result of contracting with new customers, existing customers purchasing additional products, the acquisitions of iController BV ("iController") and Order2Cash, and increased transaction volumes, primarily from payments. The growth in transaction volumes was primarily related to the growth in direct card revenue (variable transactional fee revenue associated with card payments on our electronic payments processing platforms). We expect direct card revenue to be an important source of revenue growth as our payment mix shifts from legacy gateway to PayFac. The increase in total revenues was partially offset by (1) $3.3 million from the recognition of subscription and transaction fees revenue previously paid and deferred from a customer who terminated during the first quarter of 2021, and (2) a $0.5 million decrease in print segment reimbursable costs, primarily postage, associated with lower print volumes, and lower transactional volumes as a result of existing customers converting to electronic invoicing.
Cost of Revenues

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$10,325	$9,253	$1,072	12%
Cost of reimbursable costs	8,582	8,817	(235)	(3)
Total cost of revenues, excluding depreciation and amortization	$18,907	$18,070	$837	5%
The increase in total cost of revenues during the three months ended March 31, 2022 compared to the prior year period was primarily due to a $1.1 million increase in compensation, benefit, and other personnel-related costs due to increased headcount and the acquisitions of iController and Order2Cash. This increase was partially offset by (1) a $0.3 million decrease in third party costs related to our software and payments products.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Research and development	$15,105	$10,993	$4,112	37%
The increase in research and development expenses during the three months ended March 31, 2022 compared to the prior year period was primarily due to (1) a $3.2 million increase in compensation, benefit, and other personnel-related costs, expanding eligibility of our bonus program to a larger group of employees, and increased headcount, (2) a $0.4 million increase in software expenses directly related to product development activities, and (3) a $0.4 million increase due to the acquisitions of iController and Order2Cash.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Sales and marketing	$10,716	$8,936	$1,780	20%
The increase in sales and marketing expenses during the three months ended March 31, 2022 compared to the prior year period was primarily due to (1) a $1.0 million increase in compensation, benefit, and other personnel-related costs and increased headcount and (2) a $0.6 million increase due to the acquisitions of iController and Order2Cash.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
General and administrative	$14,728	$12,450	$2,278	18%
The increase in general and administrative expenses during the three months ended March 31, 2022 compared to the prior year period was primarily due to (1) a $3.1 million increase compensation, benefit, and other personnel-related costs and increased headcount, (2) a $1.0 million increase related to contingent compensation payable to the sellers of Order2Cash, and (3) a $0.7 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $2.1 million decrease in stock-based compensation expense related to the one-time Earnout RSUs granted in 2021 associated with the Business Combination (as such terms are defined in Note 3 - Business Combination & Acquisitions and Note 1 - Organization and Nature of Business in the Notes to Condensed Consolidated Financial Statements, respectively).
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Depreciation and amortization	$1,861	$1,360	$501	37%
The increase in depreciation and amortization expense during the three months ended March 31, 2022 compared to the prior year period was primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash.
Impairment and Restructuring

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Impairment and restructuring	$13,854	$—	$13,854	—%
The increase in impairment and restructuring expense during the three months ended March 31, 2022 compared to the prior year period was primarily due to impairments of operating lease ROU assets, leasehold improvements, and fixed assets incurred as a result of vacating several office and print facilities.
Total Other Income (Expense)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Total other income (expense)	$88	$(12,829)	$12,917	101%
The increase in other income (expense) during the three months ended March 31, 2022 compared to the prior year period was primarily due to the following one-time costs recorded in the first quarter of 2021 related to the Business Combination: (1) a $10.0 million fair value adjustment from the increase in value of the Earnout Shares and, (2) a $2.8 million loss on extinguishment of debt associated with the early payment of all our outstanding borrowings.
Income Taxes Expense (Benefit)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands)
Income tax expense (benefit)	$(425)	$92	$(517)	562%
The change from income tax expense to income tax benefit during the three months ended March 31, 2022 was primarily due to the decrease in deferred tax liability related to foreign acquisitions and the ability to utilize certain tax losses in the future. Overall, our effective tax rate is low due to our U.S. net operating loss position. We maintain a valuation allowance on our deferred taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash flows from financing activities including through a public offering of our equity securities. As of March 31, 2022, we had cash and cash equivalents of $107.8 million and marketable securities of $45.2 million. Our primary uses of liquidity are operating expenses, capital expenditures, and acquiring businesses. The acquisitions of iController and Order2Cash were both funded entirely with cash on hand.
We believe our current cash, cash equivalents, marketable securities, and cash flows from financing activities, including additional consideration payable within the next year, if any, related to our recent acquisitions, are sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial, and industry conditions, including from the COVID-19 pandemic and continued volatility and disruption in the global financial markets.
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Net cash used in operating activities	$(20,128)	$(9,917)	$(10,211)	(103)%
Net cash used in investing activities	(59,949)	(25,503)	(34,446)	(135)%
Net cash provided by (used in) financing activities	(2,940)	281,689	(284,629)	(101)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	30	—	30	—%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(82,987)	$246,269	$(329,256)	(134)%
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
For the three months ended March 31, 2022, cash used in operating activities was $20.1 million compared to $9.9 million during the prior year period. The increase was primarily due to higher net loss from continued investments in sales and marketing and product development, acquisition and integration costs, and an increase in the use of cash for working capital, net of the impact deferred revenue and accounts receivable.
Investing Activities
During the three months ended March 31, 2022 cash used in investing activities was $59.9 million, which consisted primarily of $59.5 million for the purchase of Order2Cash, net of acquired cash.

During the three months ended March 31, 2021 cash used in investing activities was $25.5 million, which consisted primarily of $25.0 million of purchases of marketable securities.
Financing Activities
During the three months ended March 31, 2022 cash used in financing activities was $2.9 million, which primarily consisted of a $3.2 million decrease in the amount of customer funds payable.
During the three months ended March 31, 2021 cash provided by financing activities was $281.7 million, which consisted primarily of $329.7 million of proceeds from the Business Combination and PIPE Financing, net of offering costs. These proceeds were partially offset by $46.2 million used to fully repay our outstanding borrowings, including debt extinguishment costs, pursuant to the Business Combination.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 15 - Accrued Expenses and Other Current Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on our payables and liabilities.
Leases
We lease office space for our employees and facilities for our print operations under non-cancellable operating lease agreements (refer to Note 9 - Leases in the Notes to Condensed Consolidated Financial Statements, including a discussion of the impairment of certain facility leases). The remaining duration of non-cancellable operating leases ranges from less than 1 year to 13 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from March 31, 2022 are $4.0 million, $10.5 million, $9.0 million, and $24.7 million, respectively.
Purchase Obligations
We enter into purchase commitments with certain vendors to secure pricing for materials necessary for our print operations. As of March 31, 2022, we had approximately $0.4 million remaining under such purchase commitments.
Contingent & Earnout Consideration
Our acquisitions of Order2Cash and iController include earnout consideration and contingent cash consideration with estimated fair values at March 31, 2022 of $11.5 million and $5.0 million, respectively, to be paid to the sellers based on the amount and timing of each acquired company's achievement of certain recurring revenue growth targets and other certain conditions over a three year period subsequent to each acquisition date.
Letters of Credit
We have commitments under letters of credit for $2.5 million that are maintained pursuant to certain of our lease arrangements. $2.4 million of the letters of credit expire in 2024, and the remainder expire in greater than five years from March 31, 2022.
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
We believe net revenue (non-GAAP) allows investors to evaluate comparability with our past financial performance and facilitates period-to-period comparisons of core operations. The most directly comparable U.S. GAAP measure to net revenue (non-GAAP) is total revenues on our Condensed Consolidated Statements of Operations.
Adjusted Gross Profit (non-GAAP) & Adjusted Gross Margin (non-GAAP)
Adjusted gross profit (non-GAAP) is defined as total revenues less total cost of revenues, excluding depreciation and amortization, plus stock-based compensation expense included in total cost of revenues. Adjusted gross margin (non-GAAP) is defined as adjusted gross profit (non-GAAP) divided by total revenues less reimbursable costs revenue, or net revenue (non-GAAP).
We believe adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) are useful financial measures to investors as they eliminate the impact of certain non-cash expenses and allow a direct comparison of our cash operations and ongoing operating performance between periods. We expect adjusted gross margin (non-GAAP) to continue to improve over time to the extent that we are able to increase our scale by successfully growing revenues, both from cross-selling existing customers and upselling current and future offerings. However, our ability to improve adjusted gross margin (non-GAAP) over time is not guaranteed and will be impacted by the factors affecting our performance outlined in the Part I, Item 1a. “Risk Factors” of our Annual Report on Form 10-K. The most directly comparable U.S. GAAP measure to adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) is total revenues on our Condensed Consolidated Statements of Operations.
The following table presents a reconciliation of our net revenue (non-GAAP), adjusted gross profit (non-GAAP), and adjusted gross margin (non-GAAP) to their most directly comparable U.S. GAAP financial measures (in thousands, except percentages):
Reconciliation of Total Revenues to Net Revenue (non-GAAP), Adjusted Gross Profit (non-GAAP), and Adjusted Gross Margin (Non-GAAP)

	Three Months Ended March 31,
	2022	2021
Total revenues	$45,631	$41,936
Less: Reimbursable costs revenue	8,582	8,817
Net revenue (non-GAAP)	$37,049	$33,119

Total revenues	$45,631	$41,936
Less: Cost of revenue, excluding depreciation and amortization	18,907	18,070
Gross profit, excluding depreciation and amortization	26,724	23,866
Add: Stock based compensation expense	438	443
Adjusted gross profit (non-GAAP)	$27,162	$24,309

Gross margin, excluding depreciation and amortization	58.6%	56.9%
Adjusted gross margin (non-GAAP)	73.3%	73.4%

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA (non-GAAP) is defined as net loss, plus (1) income tax expense (benefit), (2) changes in the fair value of financial instruments that do not meet the criteria to be classified as equity, (3) interest expense and loss on extinguishment of debt, (4) depreciation and amortization, (5) stock-based compensation expense, (6) impairment, restructuring, and related costs, (7) acquisition and integration costs, (8) other capital structure transaction costs, and (9) other non-operating expense (income). Adjusted EBITDA margin (non-GAAP) is defined as adjusted EBITDA (non-GAAP) divided by total revenues less reimbursable costs revenue, or net revenue (non-GAAP).
We believe adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) are key measures for us to understand and evaluate our operating performance, to establish budgets, and to develop operational and strategic goals. Adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) help identify underlying trends since the expenses we exclude in the calculation may not directly correlate to our overall operating performance in any specific period. Accordingly, we believe adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) also provide useful information to investors in understanding and evaluating our operating results in the same manner as management. The most directly comparable U.S. GAAP measure to adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) is net loss on the Condensed Consolidated Statements of Operations.
We believe that excluding the impact of these expenses in calculating adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) can provide a useful measure for period-to-period comparisons of our core operating performance. We believe it is useful to exclude certain non-cash charges, such as share-based compensation expense and changes in the fair value of financial instruments from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our primary business operations. Impairment, restructuring, and related costs are associated with realigning our organization or cost structure, impairments of ROU assets and other long-lived assets from ceasing use of leased facility space, involuntary termination benefits, and other related costs. Acquisition and integration expenses are related to the third-party costs associated with acquiring companies, internal direct costs associated with integrating acquired companies, employees, and their customers, and changes in the fair value of contingent compensation consideration payable to employees of acquired companies. These costs are not expected to recur within two years for prior acquisitions, and will only reoccur for new acquisitions. Other capital structure transaction costs are related to third-party fees, including investment banking, legal, accounting, and other professional advisory fees associated with financing transactions, such as the secondary offering of our Class 1 common stock completed in July 2021 and the Warrant Exchange Offer (as defined in Note 7 - Stockholders' Equity and Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements) completed in December 2021. These costs are not expected to recur over the next two years as the secondary offering was a one-time transaction between existing and new shareholders, with no new shares being issued or offered by us, and the Warrant Exchange Offer was a one-time transaction to convert all outstanding warrants to Common Stock.

The following table presents a reconciliation of our adjusted EBITDA (non-GAAP) to its most directly comparable GAAP financial measure (in thousands):
Reconciliation of Net Loss to Adjusted EBITDA (non-GAAP)

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(29,027)	$(22,794)
Income tax expense (benefit)	(425)	92
Change in fair value of financial instruments	(22)	9,995
Interest expense and loss on extinguishment of debt	1	2,942
Depreciation and amortization	1,861	1,360
Stock-based compensation expense	6,078	8,826
Impairment, restructuring, and related costs	14,054	6
Acquisition and integration costs	2,234	—
Other non-operating income	(67)	(108)
Adjusted EBITDA (non-GAAP)	$(5,313)	$319

Adjusted EBITDA margin (non-GAAP)	(14.3)%	1.0%
For the three months ended March 31, 2022, adjusted EBITDA decreased $5.6 million compared to the prior year period, primarily due to higher operating expenses, including impairment charges from ceasing use of several leased facilities, acquisition and integration costs from the acquisition of Order2Cash. These increased expenses were partially offset by increased total revenues, and decreases from one time costs incurred in the prior year period related to recording the fair value of stock-based compensation from the Business Combination and losses on the early extinguishment of outstanding debt.
Direct Card Revenue (non-GAAP)
Direct card revenue (non-GAAP) is a subset of our software and payments segment revenues and contains variable transactional fee revenue associated with card payments on our electronic payments processing platforms, and related fees. Direct card revenue (non-GAAP) is defined as subscription, transaction, and services revenues, less revenues generated from segments other than software and payments (i.e. software and payments segment revenue), less software and payments segment transaction revenue unrelated to card processing and all subscription revenue.
We believe direct card revenue (non-GAAP) allows investors to understand the revenue we earn from processing card payments and better comprehend underlying trends in our payments business. The most directly comparable U.S. GAAP measure to direct card revenue (non-GAAP) is subscription, transaction, and services revenue on the Condensed Consolidated Financial Statements.

The following table presents a reconciliation of our direct card revenue (non-GAAP) to its most directly comparable U.S. GAAP financial measure (in thousands):
Reconciliation of Subscription, Transaction, and Services Revenues to Direct Card Revenue (non-GAAP)

	Three Months Ended March 31,
	2022	2021
Subscription, transaction, and services revenues	$37,049	$33,119
Less: Non-software and payments segment revenue	7,188	7,434
Software and payments segment revenue	29,861	25,685
Less: Software and payments segment revenue excluding direct card revenue (non-GAAP)	24,966	22,770
Direct card revenue (non-GAAP)	$4,895	$2,915
Free Cash Flow (non-GAAP)
Free cash flow (non-GAAP) is defined as net cash used in operating activities, less purchases of property and equipment (which includes capitalized internal-use software costs).
We believe free cash flow (non-GAAP) is an important liquidity measure of the cash available for our operational expenses and investment in business growth. It is useful to investors as a liquidity measure of our ability to generate or use cash to, maintain a strong balance sheet, and invest in future growth. The most directly comparable GAAP measure to free cash flow (non-GAAP) is net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.
The following table presents a reconciliation of free cash flow to the most directly comparable GAAP measure (in thousands):
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow (non-GAAP)

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(20,128)	$(9,917)
Purchases of property and equipment	(454)	(503)
Free cash flow (non-GAAP)	$(20,582)	$(10,420)
Critical Accounting Policies and Procedures
There have been no material changes to the critical accounting policies, significant judgments, or estimates included in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 - Organization and Nature of Business in the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our determination of the market risks we are exposed to or our assessment of sensitivity to these market risks since our discussion included in the section titled "Quantitative and Qualitative Disclosures About Market Risk" contained in our Annual Report on Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management conducted an evaluation, as of March 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. The term “disclosure controls and procedures,” as defined in the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the price of our Class 1 common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the risk factors described within our Annual Report on Form 10-K.
The risks described in "Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
3.2	Amended and Restated Bylaws of the Company, dated January 12, 2021(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.2	Amended and Restated Registration Rights Agreement, dated October 18, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
10.1*#	Form of Executive Severance Plan Including in the Event of a Change of Control.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

May 10, 2022	BTRS Holdings Inc.

	By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chief Financial Officer
(Principal Financial Officer)