Form 10-Q
period 2022-06-30
BTRS Holdings Inc.
filed 2022-08-09
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 3, 2022, there were 160,558,452 and 3,395,989 shares of Class 1 and Class 2 common stock outstanding, respectively.

BTRS HOLDINGS INC.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “the Company,” “we,” “us,” "our,” "it," and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries. This Quarterly Report on Form 10-Q also contains registered marks, trademarks, and trade names of other companies, all of which are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, endorsement, or sponsorship of us by these other companies.
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
•unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price;
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
•our growth strategy for expanding our operations both within and outside the United States and the potential impact of foreign currency exchange rates;
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

PART 1.
Item 1. Financial Statements
BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$147,970	$187,672
Marketable securities	—	45,117
Customer funds	23,052	22,541
Accounts receivable, net	42,305	34,394
Prepaid expenses	7,067	3,715
Deferred implementation and commission costs, current portion	5,030	5,060
Other current assets	1,625	1,164
Total current assets	227,049	299,663
Property and equipment, net	11,359	15,516
Operating lease right-of-use assets	19,261	28,623
Goodwill	122,120	88,148
Intangible assets, net	46,130	24,339
Deferred implementation and commission costs, net of current portion	9,240	9,238
Other assets	4,768	5,122
Total assets	$439,927	$470,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Customer funds payable	$23,052	$22,541
Accounts payable	2,099	2,968
Accrued expenses and other current liabilities	47,322	46,426
Deferred revenue, current portion	24,958	24,983
Total current liabilities	97,431	96,918
Operating lease liabilities, net of current portion	32,412	32,461
Customer postage deposits	10,128	10,081
Deferred revenue, net of current portion	12,842	14,259
Deferred taxes	9,648	4,338
Other non-current liabilities	4,660	2,958
Total liabilities	167,121	161,015
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value,10,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class 1 common stock, $0.0001 par value, 538,000 shares authorized; 160,536 and 159,413 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	15
Class 2 common stock, $0.0001 par value, 27,000 shares authorized; 3,396 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	532,409	516,987
Accumulated deficit	(250,315)	(206,077)
Accumulated other comprehensive loss	(9,305)	(1,292)
Total stockholders’ equity	272,806	309,634
Total liabilities and stockholders’ equity	$439,927	$470,649
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscription, transaction, and services	$40,600	$31,589	$77,649	$64,708
Reimbursable costs	8,676	8,643	17,258	17,460
Total revenues	49,276	40,232	94,907	82,168
Cost of revenues:
Cost of subscription, transaction, and services	11,150	9,360	21,474	18,613
Cost of reimbursable costs	8,676	8,643	17,258	17,460
Total cost of revenues, excluding depreciation and amortization	19,826	18,003	38,732	36,073
Operating expenses:
Research and development	15,874	11,270	30,979	22,263
Sales and marketing	11,723	9,980	22,439	18,916
General and administrative	15,085	10,478	29,813	22,928
Depreciation and amortization	2,166	1,359	4,027	2,719
Impairment and restructuring	30	—	13,884	—
Total operating expenses	44,878	33,087	101,142	66,826
Loss from operations	(15,428)	(10,858)	(44,967)	(20,731)
Other income (expense):
Change in fair value of financial instruments	(260)	—	(238)	(9,995)
Interest expense and loss on extinguishment of debt	(6)	(3)	(7)	(2,945)
Other non-operating income	188	136	255	244
Total other income (expense)	(78)	133	10	(12,696)
Loss before income taxes	(15,506)	(10,725)	(44,957)	(33,427)
Income tax expense (benefit)	(295)	11	(719)	103
Net loss	$(15,211)	$(10,736)	$(44,238)	$(33,530)

Net loss per common share, basic and diluted	$(0.09)	$(0.07)	$(0.27)	$(0.22)
Weighted average common shares outstanding, basic and diluted	163,596	157,197	163,287	151,289
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,211)	$(10,736)	$(44,238)	$(33,530)
Other comprehensive loss from foreign currency translation	(6,242)	—	(8,013)	—
Total comprehensive loss	$(21,453)	$(10,736)	$(52,251)	$(33,530)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Three Months Ended June 30, 2022
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	159,954	$16	3,396	$1	$523,860	$(235,104)	$(3,063)	$285,710
Issuance of common stock under stock plans	582	—	—	—	1,274	—	—	1,274
Stock-based compensation expense	—	—	—	—	7,275	—	—	7,275
Foreign currency translation	—	—	—	—	—	—	(6,242)	(6,242)
Net loss	—	—	—	—	—	(15,211)	—	(15,211)
Balance, June 30, 2022	160,536	$16	3,396	$1	$532,409	$(250,315)	$(9,305)	$272,806

	Three Months Ended June 30, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	149,315	$15	7,251	$1	$495,429	$(167,671)	$—	$327,774
Issuance of common stock under stock plans	1,331	—	—	—	1,868	—	—	1,868
Shares issued for exercise of warrants	2	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	5,706	—	—	5,706
Net loss	—	—	—	—	—	(10,736)	—	(10,736)
Balance, June 30, 2021	150,648	$15	7,251	$1	$503,029	$(178,407)	$—	$324,638
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Six Months Ended June 30, 2022
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	159,413	$15	3,396	$1	$516,987	$(206,077)	$(1,292)	$309,634
Issuance of common stock under stock plans	1,123	1	—	—	2,069	—	—	2,070
Stock-based compensation expense	—	—	—	—	13,353	—	—	13,353
Foreign currency translation	—	—	—	—	—	—	(8,013)	(8,013)
Net loss	—	—	—	—	—	(44,238)	—	(44,238)
Balance, June 30, 2022	160,536	$16	3,396	$1	$532,409	$(250,315)	$(9,305)	$272,806

	Six Months Ended June 30, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	92,760	$9	8,197	$1	$148,677	$(144,877)	$—	$3,810
Reverse recapitalization and PIPE financing (Note 3)	44,522	5	(1,659)	—	329,881	—	—	329,886
Fair value of Earnout Shares (Note 3)	—	—	—	—	(230,995)	—	—	(230,995)
Issuance and vesting of Earnout Shares (Note 3)	10,204	1	713	—	237,008	—	—	237,009
Issuance of common stock under stock plans	3,160	—	—	—	3,900	—	—	3,900
Shares issued for exercise of warrants	2	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	14,532	—	—	14,532
Net loss	—	—	—	—	—	(33,530)	—	(33,530)
Balance, June 30, 2021	150,648	$15	7,251	$1	$503,029	$(178,407)	$—	$324,638
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,238)	$(33,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,027	2,719
Provision for bad debts	49	65
Impairments and reduction in carrying amount of operating lease right-of-use assets	11,408	1,350
Impairments of fixed assets	3,649	—
Loss on extinguishment of debt and amortization of debt discount	—	2,799
Stock-based compensation expense	13,353	14,532
Change in fair value of financial instruments and other expenses	63	9,985
Change in fair value of contingent consideration	249	—
Deferred income taxes	(725)	92
Changes in assets and liabilities:
Accounts receivable	(6,013)	(6,064)
Prepaid expenses	(3,386)	(2,112)
Deferred implementation and commission costs	29	236
Other assets (current and non-current)	(30)	1,475
Accounts payable	(3,071)	195
Accrued expenses and other	1,653	4,165
Operating lease liabilities	(1,627)	(1,350)
Deferred revenue	(2,248)	(4,530)
Other liabilities (current and non-current)	1,096	(848)
Net cash used in operating activities	(25,762)	(10,821)
Cash flows from investing activities:
Purchase of business, net of acquired cash	(59,456)	—
Purchases of marketable securities	(57)	(45,037)
Proceeds from marketable securities	45,174	—
Purchases of property and equipment	(922)	(1,120)
Net cash used in investing activities	(15,261)	(46,157)
Cash flows from financing activities:
Payments on borrowings	—	(44,663)
Business Combination and PIPE financing	—	349,638
Payments of equity issuance costs	—	(19,936)
Debt extinguishment costs	—	(1,565)
Payment of deferred purchase price	(557)	—
Change in customer funds payable	512	3,694
Payments on finance leases	(145)	(125)
Proceeds from common stock issued	2,119	4,184
Taxes paid on net share issuance of stock-based compensation	(50)	(4,271)
Net cash provided by financing activities	1,879	286,956
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(45)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(39,189)	229,978
Cash, cash equivalents, and restricted cash, beginning of period	212,809	38,843
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$173,620	$268,821
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$135
Noncash Investing & Financing Activities:
Equity issuance costs charged to additional paid-in-capital	$—	$1,624
Issuance and vesting of Earnout Shares (Note 3)	$—	$237,008
Reclassification of stock warrant liability to equity (Note 3)	$—	$1,433
Deferred purchase price (Note 3)	$586	$—
Net assets acquired in Business Combination and other	$—	$255
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Nature of Business
BTRS Holdings Inc., formerly known as Factor Systems, Inc. ("Legacy Billtrust"), utilizing the trade name Billtrust (the "Company” or “Billtrust”), was incorporated on September 4, 2001 in the State of Delaware and maintains its headquarters in Lawrenceville, New Jersey, with additional domestic offices and print facilities in Colorado and California, and international offices in Belgium, the Netherlands, Germany, and Poland.
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
As described in Note 3 - Business Combination & Acquisitions, the Business Combination and PIPE Financing closed on January 12, 2021 (the "BCA Closing Date"). The Business Combination was accounted for as a reverse recapitalization in accordance with the generally accepted accounting principles in the United States of America ("U.S. GAAP"). Under this method of accounting, South Mountain was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Billtrust was the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Billtrust (i.e., a capital transaction involving the issuance of stock by South Mountain for the stock of Billtrust). Accordingly, the assets, liabilities, and results of operations of Billtrust became the historical financial statements of "New Billtrust", which was renamed BTRS Holdings Inc., and South Mountain’s assets, liabilities, and results of operations were consolidated with Billtrust beginning on the BCA Closing Date. All amounts of BTRS Holdings Inc. reflect the historical amounts of Billtrust carried over at book value with no step up in basis to fair value. After the Business Combination, the Company’s Class 1 common stock began trading on the Nasdaq Global Select Market under the ticker symbol "BTRS".
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 may not be indicative of the results for the full fiscal year ended December 31, 2022 or any other period. The Condensed Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosure about contingent liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, leases, valuation of goodwill, intangible assets, other long-lived assets, and other assets and liabilities from acquisitions, recoverability of deferred tax assets, ongoing impairment reviews of goodwill, intangible assets, and other long-lived assets, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.
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
Foreign currency transaction gains (losses) are included in other non-operating income (expense) on the Condensed Consolidated Statements of Operations. Foreign exchange gains and losses were not material during the three and six months ended June 30, 2022 and 2021.
Liquidity
For the six months ended June 30, 2022, the Company incurred a net loss of $44.2 million and used cash in operations of $25.8 million. As of June 30, 2022, the Company had cash and cash equivalents of $148.0 million and an accumulated deficit of $250.3 million. Based on the Company’s business plan, existing cash and cash equivalents, the Company expects to satisfy its working capital requirements for at least the next 12 months after the date that these Condensed Consolidated Financial Statements are issued.
Impact of COVID-19 and Other Macroeconomic Events
During 2021 and the six months ended June 30, 2022, the COVID-19 pandemic did not adversely impact the Company, as evidenced by the continued growth in subscription and transaction revenues. The Company's focus remains on investing in its products and supporting its long-term growth, including global expansion. Since the start of the pandemic, the Company has continued to operate despite the disruption to some of its customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through the Company's platform and offerings, which has helped avoid significant business, bookings, or revenue disruptions thus far. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited the Company as it has further ingrained its platform in its customers’ critical day-to-day order-to-cash operations. In response to the pandemic, the Company has modified some of its business practices, such as enabling and encouraging its employees to work from anywhere and establishing health and safety protocols in its offices.
In addition, the spread of COVID-19 and its variants has contributed to a global slowdown of economic activity, increased unemployment, supply chain disruptions, higher rates of inflation, higher interest rates, increased volatility in foreign currency exchange rates, and increased volatility in the global capital markets, among other macroeconomic events. The Company is unable to predict the impact the COVID-19 pandemic or other macroeconomic events will have on its future results of operations, liquidity, financial condition, ability to access capital markets, and business practices due to numerous uncertainties, including the duration, severity, and spread of the virus and its variants, actions that may be taken by government authorities, the impact to the Company's employees, customers, and partners, prolonged macroeconomic uncertainty, volatility, and disruption, and various other factors beyond the Company's knowledge or control. The Company continues to monitor these situations and may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers, and partners.
Retroactive Adjustments Related to Change in Filing Status
Based on the closing share price and the market value of the Company's common stock held by non-affiliates as of June 30, 2021, the Company was deemed to be a large accelerated filer as of December 31, 2021. As a result, on December 31, 2021, the Company no longer qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (“JOBS Act”). The previous EGC status allowed the Company an extended transition period to adopt new or revised accounting pronouncements until such pronouncements were applicable to private companies. The loss of ECG status required the Company to adopt the following new accounting pronouncements retroactively to January 1, 2021 in its 2021 Annual Report on Form 10-K:
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
As a result, in conformity with U.S. GAAP, the Company has retroactively adjusted its quarterly financial statements and related notes thereto, as of, and for the three and six months ended June 30, 2021 to reflect the adoption of these new accounting standards as follows:
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
•Within the Notes to Condensed Consolidated Financial Statements, Note 9 - Leases was updated to include the required disclosures under Topic 842.
Except as otherwise noted, the adoption of the accounting pronouncements listed above did not have a material impact on the Company's financial position, results of operations, or the financial statements and related notes included herein.
Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, restricted cash, accounts receivable, and customer funds. The Company maintains its deposits of cash and cash equivalents, restricted cash, and customer funds with high-credit quality financial institutions. The Company’s cash and cash equivalents, restricted cash, and customer funds may exceed federally insured limits.
The Company’s accounts receivable are reported on the Condensed Consolidated Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. Ongoing credit evaluations are performed, with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations, historical experience, and expectations of forward-looking loss estimates. Such losses, in the aggregate, have not exceeded management’s expectations. As of June 30, 2022 and December 31, 2021, the allowances for uncollectible accounts were $0.3 million and $0.4 million, respectively.
For the six months ended June 30, 2022 and 2021, no individual customer accounted for 10% or greater of total revenues. As of June 30, 2022 and December 31, 2021, no individual customer had a balance of 10% or greater of accounts receivable.
Presentation of Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Company's Condensed Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$147,970	$241,607
Customer funds	23,052	24,618
Restricted cash (1)	2,598	2,596
Total cash, cash equivalents, and restricted cash	$173,620	$268,821
(1)Restricted cash consists of collateral for letters of credit required for leased office space and is included in other assets in the Condensed Consolidated Balance Sheets. The short-term or long-term classification is determined in accordance with the expiration of the underlying letters of credit.
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
Note 3 - Business Combination & Acquisitions
2022
Acquisition of Anachron Beheer BV
On February 14, 2022, Billtrust acquired 100% of the outstanding shares of Anachron Beheer BV and subsidiaries, d/b/a Order2Cash ("Order2Cash"), a privately-held company headquartered in Amsterdam, the Netherlands. Order2Cash is a European B2B order-to-cash platform provider. Their enterprise customer base, global interoperability capabilities, and established connections to over 70 B2B and business-to-government (“B2G”) e-invoicing networks broaden BPN’s reach to deliver fully compliant and secure e-invoicing across multiple markets. The acquisition is part of Billtrust's strategic plan to continue expanding its physical presence in Europe while also enhancing its global invoicing and payments capabilities. The acquisition of Order2Cash was determined to be an acquisition of a business under ASC 805, Business Combinations. Pursuant to the terms of the purchase agreement, the Company paid an initial amount of $59.9 million in cash at closing.

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
(2)An additional $0.6 million is payable within four years of the closing date upon achievement of certain conditions. This amount is recognized as purchase price. Refer to Note 13 - Fair Value Measurements for information on determining the fair value.
Additionally, the acquisition included earnout consideration to be paid to the sellers based on the amount and timing of Order2Cash's achievement of certain conditions. These amounts may be earned by the sellers during periods following the closing date based on the financial performance of Order2Cash during 2022, and each of the 12-month periods ending June 30, 2023 and June 30, 2024. Under ASC 805, the Company determined that the earnout consideration arrangement is compensation and therefore recognized separately from the acquisition transaction. In accordance with ASC 710, Compensation, the amount will be recognized over the arrangement period and is recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations.
The preliminary acquisition date fair value of the total earnout consideration was $11.5 million. At June 30, 2022, the fair value of the total earnout consideration was $4.3 million, which was included in accrued expenses and other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheets. The determination of the fair value included the following significant inputs; projected revenue, a risk adjusted discount rate, and estimated volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of undiscounted amounts that could be payable under the earnout arrangement is zero to $23.7 million. The amount expensed for the six months ended June 30, 2022 was $1.0 million.
Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of Order2Cash (in thousands):

Assets:
Cash and cash equivalents	$422
Accounts receivable	2,189
Property and equipment	184
Operating lease right-of-use assets	569
Goodwill (1)	40,838
Intangible assets (2)	27,238
Other assets (current and non-current)	—
Total Assets	$71,440
Liabilities:
Accounts payable	$861
Accrued expenses and other current liabilities	1,510
Operating lease liabilities	569
Deferred revenue	1,226
Deferred taxes	6,810
Total Liabilities	10,976
Net assets acquired	$60,464

(1)Goodwill represents the expected revenue synergies from combining Order2Cash with Billtrust, as well as the value of the acquired workforce. The goodwill is not expected to be deductible for income tax purposes.
(2)All of the intangible assets are expected to be finite lived.
The determination of the fair value of the finite-lived intangible assets requires management judgment and the consideration of a number of factors. The Company relies on income, market, and replacement cost valuation methodologies, which include estimates related to projected cash flows for each asset, discount rates, useful lives of each asset, and published industry benchmark data. Based on the preliminary valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful Life (in Years)
Customer relationships	$22,471	13 - 14
Developed technology	3,405	5
Trade names	1,362	6
Total intangible assets	$27,238
The weighted average amortization period of all the acquired intangible assets is 13.4 years.
Due to the timing of the acquisition in the first quarter of 2022, the purchase price allocation is preliminary with respect to the valuation of acquired assets, liabilities assumed (including income taxes), intangible assets, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12 month measurement period from the acquisition date. No purchase price adjustments were recorded during the six months ended June 30, 2022.
The operating results of Order2Cash have been included in the Company’s financial statements since the acquisition date. Order2Cash’s operating results and the goodwill resulting from the acquisition are reported in the Company’s Software and Payments segment. The acquisition added approximately $4.2 million of additional revenue and $5.1 million of direct expenses during the six months ended June 30, 2022. Had the Company acquired Order2Cash in prior periods, the Company's operating results would have been materially different. As a result, the following unaudited pro forma financial information is presented as if Order2Cash had been acquired by the Company on January 1, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pro forma total revenue	$49,276	$43,333	$94,275	$88,333
Pro forma net loss	$(14,985)	$(11,491)	$(39,949)	$(36,456)
The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments: (1) an increase for amortization expense for the three and six months ended June 30, 2022 and 2021 as a result of the preliminary purchase price allocation for finite-lived intangible assets, (2) an increase in operating costs for the for the three and six months ended June 30, 2021 to recognize non-recurring acquisition costs incurred to close the transaction, and (3) an increase in the estimated tax benefits as a result of the pro forma adjustments. These pro forma results do not necessarily reflect the combined actual results of operations of the Company and Order2Cash that would have been achieved, nor are they necessarily indicative of future results of operations.
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
The difference in the Earnout Shares issued and the aggregate amounts defined in the Merger Agreement is primarily due to 0.8 million unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units (the "Earnout RSUs"), which are subject to the same vesting terms and conditions as the underlying unvested stock options and are not replacement awards. Additionally, 0.2 million shares of Common Stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4.0 million to the appropriate tax authorities.
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
The following table is a reconciliation of the liability balance at the BCA Closing Date and the changes therein for the six months ended June 30, 2021 (in thousands):

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
Offering Costs
In accordance with ASC 340-10-S99-1, the offering costs, consisting principally of underwriters' fees and professional, printing, filing, regulatory, and other costs, were charged to additional paid-in capital upon completion of the Business Combination.
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
Acquisition of iController BV
On October 7, 2021, Billtrust acquired 100% of the outstanding shares of iController BV ("iController"), a privately-held company based in Ghent, Belgium and Amsterdam, the Netherlands. iController is a B2B provider of SaaS intelligent solutions for collections management. Their SaaS offerings enable a wide range of users, from credit and collections managers to chief financial officers, to see payment and collections information and communication in real time, providing visibility into cash flow management. The acquisition is part of Billtrust's strategic plan to expand its physical presence in Europe while enhancing its global collections capabilities. The acquisition of iController was determined to be an acquisition of a business under ASC 805, Business Combinations.
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
(2)The acquisition of iController included contingent consideration to be paid in cash to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three year period subsequent to the acquisition date. The fair value of this contingent consideration on the closing date was $5.1 million, which is recognized as purchase price. Refer to Note 13 - Fair Value Measurements for information on determining the fair value.
(3)The deferred purchase price was paid in the first quarter of 2022 upon completion of certain conditions.
Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of iController (in thousands):

Assets:
Cash and cash equivalents	$187
Accounts receivable	1,217
Property and equipment	439
Operating lease right-of-use assets	651
Goodwill (1)	52,386
Intangible assets (2)	17,385
Other assets (current and non-current)	76
Total Assets	$72,341
Liabilities:
Accounts payable	$524
Accrued expenses and other current liabilities	641
Operating lease liabilities, net of current portion	917
Deferred revenue	3,775
Deferred taxes	3,800
Total Liabilities	9,657
Net assets acquired	$62,684
(1)Goodwill represents the expected revenue synergies from combining iController with Billtrust, as well as the value of the acquired workforce. The goodwill is not expected to be deductible for income tax purposes.
(2)All of the intangible assets are finite lived.
The determination of the fair value of the finite-lived intangible assets requires management judgment and the consideration of a number of factors. The Company relies on income, market, and replacement cost valuation methodologies, which included estimates related to projected cash flows for each asset, discount rates, useful lives of each asset, and published industry benchmark data. Based on the valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful Life (in Years)
Customer relationships	$14,256	15
Developed technology	2,202	6
Trade names	927	6
Total intangible assets	$17,385
The weighted average amortization period of all the acquired intangible assets is 13.4 years.
The purchase price allocation is preliminary with respect to the valuation of acquired assets, liabilities assumed (including income taxes), intangible assets, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12 month measurement period from the acquisition date. No purchase price adjustments were recorded since the acquisition date or during the six months ended June 30, 2022.
The operating results of iController have been included in the Company’s financial statements since the acquisition date and are not material to the Company’s consolidated financial results. iController’s operating results and the goodwill resulting from the acquisition are reported in the Company’s Software and Payments segment.
Acquisition Costs
The Company recognized $0.3 million and $2.0 million of acquisition costs during the three and six months ended June 30, 2022, respectively. These costs primarily consisted of legal, accounting, tax professional fees, and the Order2Cash earnout consideration, and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company did not have acquisition costs in three and six months ended June 30, 2021.
Note 4 - Goodwill and Intangible Assets
Goodwill
Goodwill represents the amount an acquisition’s purchase price exceeds the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. Goodwill is not amortized; however it is required to be tested for impairment annually at the reporting unit level. Testing for impairment is also required on an interim basis if events or circumstances indicate it is more likely than not that an impairment loss has been incurred.
The Company performed its annual impairment test as of October 1, 2021, utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values, and concluded that no impairment existed. Subsequent to completing the annual test and through June 30, 2022, there were no events or circumstances that required an interim impairment test. Additionally, as of June 30, 2022, the Company had no accumulated goodwill impairment losses.
All of the Company's goodwill is attributable to its Software and Payments segment. A summary of goodwill and the changes in its carrying amount are shown in the following table (in thousands):

Consolidated Goodwill
Balance at December 31, 2021	$88,148
Addition from acquisition (1)	40,838
Foreign translation adjustments	(6,866)
Balance at June 30, 2022	$122,120
(1)The entire increase is related to the acquisition of Order2Cash (refer to Note 3 - Business Combination & Acquisitions).

Finite-Lived Intangible Assets
The gross carrying values, accumulated amortization, and net carrying values (reduced for fully amortized intangibles) of finite-lived intangible assets as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$43,366	$(4,834)	$38,532
Non-compete agreements	1,430	(1,060)	370
Trademarks and trade names	2,258	(269)	1,989
Technology	6,681	(1,442)	5,239
Total	$53,735	$(7,605)	$46,130

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$23,621	$(3,524)	$20,097
Non-compete agreements	1,430	(917)	513
Trademarks and trade names	1,066	(111)	955
Technology	3,692	(918)	2,774
Total	$29,809	$(5,470)	$24,339
Amortization expense was $1.3 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.
Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2022 (remainder)	$2,511
2023	3,481
2024	3,237
2025	3,044
2026	3,006
Thereafter	30,851
Total	$46,130
Note 5 - Revenue and Related Matters
Disaggregated Revenue
The Company disaggregates revenue as set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Type:	2022	2021	2022	2021
Subscription and transaction fees	$37,617	$29,072	$71,719	$59,255
Services and other	2,983	2,517	5,930	5,453
Subscription, transaction, and services	$40,600	$31,589	$77,649	$64,708
Contract Assets and Liabilities
There were no contract assets as of June 30, 2022 or December 31, 2021.

Deferred Revenue
Amounts billed to clients in excess of revenue recognized are contract liabilities (referred to as deferred revenue on the Condensed Consolidated Balance Sheets). Deferred revenue primarily relates to implementation fees for new customers or for new services and subscription fees billed in advance.
During the three months ended June 30, 2022 and 2021, the Company recognized $5.7 million and $4.9 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. During the six months ended June 30, 2022 and 2021, the Company recognized $11.2 million and $11.5 million, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each period, the Company first allocates revenue to the deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.
The amount of revenue recognized in the six months ended June 30, 2021 included $2.5 million related to the acceleration of previously paid and deferred revenue from a customer that terminated its contract in the first quarter of 2021.
Remaining Performance Obligations
As of June 30, 2022, the Company had approximately $40.6 million of remaining performance obligations, primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue for approximately 94% of this amount during the next 36 months, and the remainder thereafter.
Deferred Commissions and Implementation Costs
The current and non-current portions of deferred implementation and commission costs on the Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Current portion of deferred costs:
Deferred commissions, current	$3,044	$2,997
Deferred implementation costs, current	1,986	2,063
Deferred implementation and commission costs, current portion	$5,030	$5,060

Non-current portion of deferred costs:
Deferred commissions, net of current portion	$6,803	$6,392
Deferred implementation costs, net of current portion	2,437	2,846
Deferred implementation and commission costs, net of current portion	$9,240	$9,238
Amortization of commissions was $0.8 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively, and $1.5 million during both the six months ended June 30, 2022 and 2021. Amortization of implementation costs was $0.7 million and $0.8 million during the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively.
The Company evaluates the recoverability of deferred commissions and implementation costs at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2022 or 2021.

Note 6 - Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,211)	$(10,736)	$(44,238)	$(33,530)
Denominator:
Weighted-average common shares outstanding	163,596	157,197	163,287	151,289
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.07)	$(0.27)	$(0.22)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	18,631	21,083	18,631	21,083
Restricted stock units	4,348	706	4,348	706
Warrants	—	12,498	—	12,498
	22,979	34,287	22,979	34,287
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
The Company determined the Public Warrants met the definition of a derivative as they were indexed to the Company’s Common Stock pursuant to ASC 815-40-15-7 and met all other criteria for equity classification pursuant to ASC 815-40. Therefore, as of the BCA Closing Date, the Public Warrants were accounted for within stockholders' equity as a component of additional paid-in capital on the Condensed Consolidated Balance Sheets. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the warrants for cash.
Warrant Exchange Offer
On November 18, 2021, the Company commenced a tender offer (the “Warrant Exchange Offer”) to each holder of its outstanding Warrants the opportunity to exchange their warrants for shares of the Company’s Common Stock, par value $0.0001 per share. Each holder was set to receive 0.30 shares of Common Stock in exchange for each outstanding Warrant tendered by the holder and exchanged pursuant to the terms of the Warrant Exchange Offer. Concurrently with the Warrant Exchange Offer, the Company solicited consents from holders of the Warrants to amend the Warrant Agreement (“Warrant Amendment”) dated June 19, 2019, to permit the Company to require that each Warrant outstanding upon the closing of the Warrant Exchange Offer be converted into 0.27 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the

Warrant Exchange Offer. Pursuant to the terms of the Warrant Agreement, an amendment required the written consent of at least 50% of the holders of the Warrants.
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
During the six months ended June 30, 2022, the Board of Directors authorized an increase of 2.0 million shares for the 2020 Plan and 1.6 million shares for the 2020 ESPP. As of June 30, 2022, 5.2 million shares of Common Stock remain available for issuance pursuant to the 2020 Plan and 2.8 million shares of Common Stock remain available for issuance pursuant to the 2020 ESPP.
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
Stock Options
Stock option activity for the six months ended June 30, 2022 is presented below (in thousands, except per share and contractual life amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	20,025	$8.51	7.8	$60,223
Exercised	(765)	1.67
Forfeited	(629)	13.02
Outstanding at June 30, 2022	18,631	$8.64	7.1	$26,199
Vested and expected to vest at June 30, 2022	16,982	$8.21	7.0	$25,346
Exercisable at June 30, 2022	9,974	$5.81	6.2	$20,231
No stock options were granted during the six months ended June 30, 2022.
Restricted Stock Units
Restricted stock unit ("RSUs") activity for the six months ended June 30, 2022 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	613	$15.08
Granted	4,154	6.91
Released	(166)	15.51
Vested	(253)	8.23
Unvested at June 30, 2022	4,348	$7.73

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
During the six months ended June 30, 2022, employees purchased 190,706 shares pursuant to the 2020 ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of subscription, transaction, and services	$621	$405	$1,059	$848
Research and development	1,493	1,091	2,718	2,314
Sales and marketing	971	961	1,725	2,292
General and administrative	4,190	3,249	7,851	9,078
Total	$7,275	$5,706	$13,353	$14,532
The fair value of the Company's stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options:
Risk-free interest rate	—%	1.3% - 1.4%	—%	0.6% - 1.4%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	—%	41%	—%	41% - 42%
Expected life (in years)	—	5.5	—	5.5
Weighted average grant date fair value	$—	$5.81	$—	$6.51

Employee Stock Purchase Plan:
Risk-free interest rate	0.1% - 1.6%	—%	0.1% - 1.6%	—%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	40% - 43%	—%	40% - 43%	—%
Expected life (in years)	0.5	—	0.5	—
Weighted average grant date fair value	$1.67	$—	$1.75	$—
As of June 30, 2022, the total unrecognized stock-based compensation expense related to stock options and RSU's was $34.8 million and $30.2 million, respectively. These costs are expected to be recognized over a weighted-average period of 2.3 years for stock options and 4.2 years for RSUs.

Note 8 - Defined Contribution Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary and are subject to vesting requirements based on four years of continuing employment. The Company generally makes matching contributions of one-half of the first 6% of employee contributions. During the three months ended June 30, 2022 and 2021, the Company contributed $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2022 and 2021, the Company contributed $1.1 million and $0.9 million, respectively.
Note 9 - Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease assets amortization	$80	$58	$152	$121
Finance lease interest expense	4	2	8	6
Total finance lease cost	84	60	160	127
Operating lease cost	1,158	1,097	2,351	2,184
Short-term lease cost	30	24	61	73
Variable lease cost	61	201	249	438
Sublease income	(82)	(80)	(165)	(160)
Total lease cost	$1,251	$1,302	$2,656	$2,662
The weighted-average remaining lease term and discount rate for operating and finance leases as of June 30, 2022 are as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	9.8 years	2.1 years
Weighted-average discount rate	5.4%	3.6%
The following table indicates the financial statement lines where the Company's operating and finance lease assets and liabilities are included on the Condensed Consolidated Balance Sheets (in thousands):

	As of June 30, 2022	Balance Sheet Classification
Assets:
Operating lease right-of-use assets	$19,261	Operating lease right-of-use assets
Finance lease assets	419	Property and equipment, net
Total lease assets	$19,680

Liabilities:
Current operating lease liabilities	$3,495	Accrued expenses and other current liabilities
Current finance lease liabilities	224	Accrued expenses and other current liabilities
Non-current operating lease liabilities	32,412	Operating lease liabilities, net of current portion
Non-current finance lease liabilities	241	Other non-current liabilities
Total lease liabilities	$36,372

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$2,580
Operating cash flows from finance leases	$8
Finance cash flows from finance leases	$145
ROU assets obtained in exchange for new operating lease liabilities:	$1,896
Assets obtained in exchange for new finance lease liabilities:	$307
Future minimum lease payments under non-cancellable operating and finance leases as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remainder)	$2,649	$139
2023	5,404	215
2024	5,030	97
2025	4,609	26
2026	4,342	4
Thereafter	24,668	—
Total minimum lease payments	46,702	481
Less: Amounts representing interest	(10,795)	(16)
Present value of lease payments	$35,907	$465
Amounts listed in the future minimum lease payments table above do not include sublease income.
Impairment of Right-of-Use ("ROU") Assets and Restructuring Charges
During the first quarter of 2022, the Company approved a strategic plan to optimize its structure and costs related to its leased facilities and print operations. As part of the plan, the Company approved a formal work from anywhere policy due to high interest in allowing employees to work remotely and investments in the Company's operating environments and technology enabling seamless day-to-day execution and increased productivity across a distributed workforce. Additionally, the Company closed one of its print locations due to the continued decline in customer print volumes and efficiencies gained through streamlining its print operations. The overall plan included vacating some or all of several of the Company's leased office facilities and one of its leased print operations facilities and making them available for sublease. The Company ceased using all of the leased facility space outlined in the plan by March 31, 2022.
As a result, during the three months ended March 31, 2022, the Company incurred $10.0 million of ROU asset impairments and $3.6 million of leasehold improvement and fixed asset impairments, which were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations. In calculating the impairment amount, the fair value of each asset was determined using an income approach based on the present value of future cash flows from estimated sublease income. This approach required the use of certain estimates, including a discount rate, sublease rental rates, period of vacancy, and sublease incentives, which were based in part by local real estate industry data. As these are subjective estimates based on unobservable inputs, the fair value of the assets have been classified in Level 3 of the fair value hierarchy (refer to Note 13 - Fair Value Measurements).
Additionally, in accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized exit obligation costs related to closing the print operations facility, including one-time employee severance benefits, contract termination costs, and other costs associated with exiting the facility. These costs were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations, and were allocated to the Company's Print segment. Total costs recognized during six months ended June 30, 2022, which included estimates of future costs to be incurred under the plan, were not material.

During the second quarter of 2022, the Company approved an expansion of the strategic plan to further vacate an additional portion of its leased office space. As the space had not been vacated by June 30, 2022, no further impairments were required or recognized during the three months ended June 30, 2022. Upon the cease-use date of this additional space, which is expected to occur in the third or fourth quarter of 2022, the Company will evaluate if an additional impairment charge is required.
In the future if the Company determines it no longer intends to utilize some or all of its other remaining leased facility spaces, the Company may be required to record additional impairment or restructuring charges.
Note 10 - Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure materials necessary for its print operations. As of June 30, 2022, the Company had approximately $0.6 million remaining under such purchase orders.
Legal Contingencies, Claims, and Assessments
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company accrues estimates for legal and other contingencies when losses are probable and estimable. Although the results of current litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of any current matters will not have a material adverse effect on the Company’s business, operating results, financial condition, or results of operations. Regardless of the outcome, litigation can have a material adverse effect on the Company due to defense and settlement costs, diversion of management resources, and other factors.
Note 11 - Income Taxes
The Company is subject to taxation in the United States (federal and state) and foreign jurisdictions. The Company’s provision (benefit) for income taxes during interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during interim periods.
Income tax expense (benefit) for the six months ended June 30, 2022 and 2021 is primarily due to the tax amortization of indefinite-lived assets, state income taxes, and foreign income taxes.
Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. The Company does not believe that an ownership change in connection with the Business Combination would have a material impact to its Condensed Consolidated Financial Statements and management will continue to monitor the potential impact.
Note 12 - Marketable Securities
The Company did not have any marketable securities at June 30, 2022 as they all matured in the second quarter of 2022. At December 31, 2021, marketable securities consisted entirely of certificates of deposit with a financial institution and had maturity dates of 12 months or less.
As the Company viewed its marketable securities as available to support its current operations, it classified them as available-for-sale. All marketable securities are recorded at their fair value (see Note 13 - Fair Value Measurements) with any unrealized gains or losses (except those related to credit losses) recorded in accumulated other comprehensive income (loss). There were no unrealized gains or losses during the six months ended June 30, 2022 and 2021. Realized gains and losses, including interest earned, are recorded in other non-operating income (expense) on the Condensed Consolidated Statements of Operations and were not material during the six months ended June 30, 2022 and 2021.
The Company did not record any impairments during the six months ended June 30, 2022 and 2021.

Note 13 - Fair Value Measurements
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash, restricted cash, accounts receivable, customer funds, other current assets, other assets, accounts payable, accrued expenses, other current liabilities (excluding deferred purchase price, contingent and earnout consideration), and customer postage deposits approximate their fair value due to their short-term maturities.
Additionally, the Company measures certain financial assets and liabilities at fair value on a recurring basis including cash equivalents, marketable securities, deferred purchase price, and contingent consideration. The fair value of these financial assets and liabilities have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
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
The following tables present the Company's fair value hierarchy for its financials assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market fund (1)	$75,123	$75,123	$—	$—
Total assets	$75,123	$75,123	$—	$—

Liabilities:
Contingent consideration - iController (2)	$5,213	$—	$—	$5,213
Deferred purchase price - Order2Cash (3)	541	—	—	541
Total liabilities	$5,754	$—	$—	$5,754

	December 31, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market fund (1)	$25,015	$25,015	$—	$—
Marketable securities:
Certificates of deposit (4)	45,117	—	45,117	—
Total assets	$70,132	$25,015	$45,117	$—

Liabilities:
Contingent consideration - Second Phase (5)	$370	$—	$—	$370
Contingent consideration - iController (2)	5,085	—	—	5,085
Total liabilities	$5,455	$—	$—	$5,455
(1)Included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)The acquisition of iController in October 2021 included a contingent consideration arrangement that requires additional payments to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three-year period subsequent to the acquisition date. The Monte

Carlo simulation was used to determine the fair value, including the following significant unobservable inputs; projected revenue, a risk adjusted discount rate, and revenue volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of outcomes for the amount payable cannot be estimated as it is based on a percentage of the growth in the revenue targets. The fair value of the contingent consideration is included in accrued expenses and other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheets.
(3)The acquisition of Order2Cash in February 2022 includes deferred purchase price payable within four years of the closing date upon achievement of certain conditions. A discounted cash flow model was used to determine the fair value, including a risk adjusted discount rate, which is an unobservable input. Increases or decreases in the input would have resulted in a higher or lower fair value measurement. The range of undiscounted amounts payable for the deferred purchase price is zero to $0.7 million. The fair value of the deferred purchase price is included in accrued expenses and other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheets.
(4)Certificates of deposit are valued at amortized cost, which approximates fair value.
(5)The acquisition of Second Phase, LLC in April 2019 included a contingent consideration arrangement that required additional payments to the sellers annually if certain recurring revenue growth and profitability targets during the three-year period beginning May 1, 2019 were met. No amounts were paid during the three-year periods as none of the financial targets were met.
During the six months ended June 30, 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.
The following table presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Contingent Consideration and Deferred Purchase Price
Balance, December 31, 2021	$5,455
Acquisition of Order2Cash (1)	586
Fair value adjustments to contingent consideration (2)	249
Foreign translation adjustments	(536)
Balance, June 30, 2022	$5,754
(1)Refer to Note 3 - Business Combination & Acquisitions. Changes in the fair value of the deferred purchase price are recognized in change in fair value of financial instruments on the Condensed Consolidated Statements of Operations. At June 30, 2022, there were no material changes in the range of expected outcomes or the fair value from the acquisition date.
(2)Subsequent to the acquisitions of Second Phase, LLC and iController, the change in the fair value of the contingent consideration for each acquisition was due to updates to management's estimates and progress towards achievement of the financial targets during each period. This amount was recorded in change in fair value of financial instruments on the Condensed Consolidated Statements of Operations.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain of the Company’s certain long-lived assets, including identifiable intangible assets, goodwill, ROU assets, and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. Refer to Note 9 - Leases for a discussion on impairment charges on ROU assets and other long-lived assets related to leased facility space the Company has ceased using.

Note 14 - Property and Equipment
Property and equipment, net (reduced for fully depreciated assets) consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Assets held under finance leases	$3,706	$3,509
Computer, print and mail equipment	8,861	7,857
Furniture and fixtures	2,175	4,275
Leasehold improvements	7,471	12,127
Software	1,334	1,222
Vehicles	122	95
Internal software development	6,959	3,011
Total property and equipment	30,628	32,096
Less: accumulated depreciation and amortization	(19,269)	(16,580)
Total property and equipment, net	$11,359	$15,516
Depreciation and amortization expense of property and equipment, including amortization of software development costs and finance leases, was $0.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.
Refer to Note 9 - Leases for a discussion on impairments of fixed assets for the six months ended June 30, 2022. The Company had no other material impairments or disposals of fixed assets during the six months ended June 30, 2022 and 2021.
Note 15 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses	$23,565	$19,051
Accrued compensation (1)	12,990	16,093
Accrued professional services, taxes, and other expenses	4,795	7,120
Operating lease liabilities, current portion	3,495	3,225
Accrued earnout and contingent consideration	2,477	937
Total accrued expenses and other current liabilities	$47,322	$46,426
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
“All other” represents implementation, services, and other business activities which are not reviewed by the CODM on regular basis.
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
The following tables include a reconciliation of segment revenues, cost of revenues, and gross profits to loss before income taxes (in thousands):

	Three Months Ended June 30, 2022
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,334	$33,283	$—	$37,617
Services and other	—	—	2,983	2,983
Subscription, transaction, and services revenues	4,334	33,283	2,983	40,600
Reimbursable costs	8,676	—	—	8,676
Total revenues	13,010	33,283	2,983	49,276
Cost of revenues:
Cost of subscription, transaction, and services revenue	1,583	4,846	4,721	11,150
Cost of reimbursable costs	8,676	—	—	8,676
Total cost of revenues	10,259	4,846	4,721	19,826
Gross profit:
Total segment gross profit (loss)	$2,751	$28,437	$(1,738)	$29,450
Total segment gross margin	21%	85%	(58)%	60%
Subscription, transaction, and services gross margin	63%	85%	(58)%	73%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				42,682
Depreciation and amortization				2,166
Impairment and restructuring				30
Other expense				78
Loss before income taxes				$(15,506)

	Three Months Ended June 30, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$4,490	$24,582	$—	$29,072
Services and other	—	—	2,517	2,517
Subscription, transaction, and services revenues	4,490	24,582	2,517	31,589
Reimbursable costs	8,643	—	—	8,643
Total revenues	13,133	24,582	2,517	40,232
Cost of revenues:
Cost of subscription, transaction, and services revenue	1,900	3,679	3,781	9,360
Cost of reimbursable costs	8,643	—	—	8,643
Total cost of revenues	10,543	3,679	3,781	18,003
Gross profit:
Total segment gross profit (loss)	$2,590	$20,903	$(1,264)	$22,229
Total segment gross margin	20%	85%	(50)%	55%
Subscription, transaction, and services gross margin	58%	85%	(50)%	70%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				31,728
Depreciation and amortization				1,359
Other income				(133)
Loss before income taxes				$(10,725)

	Six Months Ended June 30, 2022
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$8,575	$63,144	$—	$71,719
Services and other	—	—	5,930	5,930
Subscription, transaction, and services revenues	8,575	63,144	5,930	77,649
Reimbursable costs	17,258	—	—	17,258
Total revenues	25,833	63,144	5,930	94,907
Cost of revenues:
Cost of subscription, transaction, and services revenue	3,174	9,425	8,875	21,474
Cost of reimbursable costs	17,258	—	—	17,258
Total cost of revenues	20,432	9,425	8,875	38,732
Gross profit:
Total segment gross profit (loss)	$5,401	$53,719	$(2,945)	$56,175
Total segment gross margin	21%	85%	(50)%	59%
Subscription, transaction, and services gross margin	63%	85%	(50)%	72%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				83,231
Depreciation and amortization				4,027
Impairment and restructuring				13,884
Other expense				(10)
Loss before income taxes				$(44,957)

	Six Months Ended June 30, 2021
	Print	Software and Payments	All other	Consolidated
Revenues:
Subscription and transaction	$8,988	$50,267	$—	$59,255
Services and other	—	—	5,453	5,453
Subscription, transaction, and services revenues	8,988	50,267	5,453	64,708
Reimbursable costs	17,460	—	—	17,460
Total revenues	26,448	50,267	5,453	82,168
Cost of revenues:
Cost of subscription, transaction, and services revenue	3,826	7,391	7,396	18,613
Cost of reimbursable costs	17,460	—	—	17,460
Total cost of revenues	21,286	7,391	7,396	36,073
Gross profit:
Total segment gross profit (loss)	$5,162	$42,876	$(1,943)	$46,095
Total segment gross margin	20%	85%	(36)%	56%
Subscription, transaction, and services gross margin	57%	85%	(36)%	71%
Unallocated amounts:
Sales, marketing, research, development, and administrative expenses				64,107
Depreciation and amortization				2,719
Other income				12,696
Loss before income taxes				$(33,427)
Note 17 - Related Party Transactions
A member of the Company's Board of Directors is also an executive at a company (the "Related Party Customer") that purchases certain of Billtrust's services under an ongoing commercial relationship. During the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 revenues generated from the Related Party Customer were not material. At both June 30, 2022 and December 31, 2021 open receivable balances from the Related Party Customer were not material.
The Company has ongoing commercial agreements with several of Bain Capital Ventures, LLC's ("Bain") portfolio companies ("Portfolio Companies"). Bain is a greater than 5% shareholder of the Company's outstanding Common Stock at June 30, 2022, and one of the members of the Company's Board of Directors is also an executive at Bain. During the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021 revenues generated from and expenses incurred to the Portfolio Companies were not material. At both June 30, 2022 and December 31, 2021 open payables to and open receivables from the Portfolio Companies were not material.
The sellers of Order2Cash, who remain employees with the Company, are 50% owners of a joint venture that provides outsourced managed services to Order2Cash as part of Order2Cash's product offerings. During the three and six months ended June 30, 2022, expenses incurred to the joint venture were $0.3 million and $0.7 million, respectively. At June 30, 2022, open net payables to the joint venture were not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K. Unless otherwise stated or as the context otherwise requires, references to “the Company,” “we,” “us,” "our,” "it," and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries.
Certain figures, such as interest rates and other percentages, in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our Condensed Consolidated Financial Statements or Notes to Condensed Consolidated Financial Statements. Certain other amounts that appear in this section may similarly not sum due to rounding.
Forward Looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as “believe,” “may,” “could," “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially,” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Forward-looking statements are based on management’s current beliefs and assumptions and based on information currently available. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
Our solution is at the forefront of the ongoing digital transformation of accounts receivable (“AR”), providing mission-critical solutions that span credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. Our Business Payments Network (“BPN”) connects B2B buyers and sellers to a community of banks, FinTechs, and card brands. Billtrust automates payments from digital lockbox to final posting in an ERP, bridging receivables with buyers’ payment processes so sellers can manage cash flow more strategically and make it easier for customers to do business with them.
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
We have expanded our product reach and customer base over the past years and scaled our business operations in recent periods. Our total revenues were $49.3 million and $40.2 million for the six months ended June 30, 2022 and 2021, respectively. As a result of our focus on product development and sales and marketing, we have generated net losses of $15.2 million and $10.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
Impairment of Right of Use Assets and Restructuring Charges
During the first quarter of 2022, we approved a strategic plan to optimize our structure and costs related to our leased facilities and print operations. As part of the plan, we approved a formal work from anywhere policy for our employees due to high interest in allowing employees to work remotely and investments in our operating environments and technology enabling seamless day-to-day execution and increased productivity across a distributed workforce. Additionally, we closed one of our print locations due to the continued decline in customer print volumes and efficiencies gained through streamlining our print operations. The overall plan included vacating some or all of several of our leased office facilities and one of our leased print operations facilities and making them available for sublease. We ceased using all of the facility space outlined in the plan by March 31, 2022.
As a result, during the three months ended March 31, 2022, we incurred $10.0 million of right of use ("ROU") asset impairments and $3.6 million of leasehold improvement and fixed asset impairments, which were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations. In calculating the impairment amount, the fair value of each asset was determined using an income approach based on the present value of future cash flows from estimated sublease income. This approach required the use of certain estimates, including a discount rate, sublease rental rates, period of vacancy, and sublease incentives, which were based in part by local real estate industry data. As these are subjective estimates based on unobservable inputs, the fair value of the assets have been classified in Level 3 of the fair value hierarchy (refer to Note 13 - Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements).
Additionally, in accordance with ASC 420, Exit or Disposal Cost Obligations, we recognized exit obligation costs related to closing the print operations facility, including one-time employee severance benefits, contract termination costs, and other costs associated with exiting the facility. These costs were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations, and are allocated to our Print segment. Total costs recognized during the six months ended June 30, 2022, which included estimates of future costs to be incurred under the plan, were not material.
During the second quarter of 2022, we approved an expansion of our strategic plan to further vacate an additional portion of our leased office space. Upon the cease-use date of this additional space, which is expected to occur in the third or fourth quarter of 2022, we will evaluate if an additional impairment charge is required.
In the future if we determine we no longer intend to utilize some or all of our remaining leased facility space, we may be required to record additional impairment or restructuring charges.
Impact of COVID-19 and Other Macroeconomic Events
During 2021 and six months ended June 30, 2022, the COVID-19 pandemic did not adversely impact us, as evidenced by the continued growth in our subscription and transaction revenues. Our focus remains on investing in our products and supporting our long-term growth, including global expansion. Since the start of the pandemic, we have continued to operate despite the disruption to some of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through our platform and offerings which has helped avoid significant business, bookings, or revenue disruptions thus far. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited us as it has further ingrained our platform in our customers’ critical day-to-day order-to-cash operations. In response to the pandemic, we have modified some of our business practices, such as enabling and encouraging our employees to work from anywhere and establishing health and safety protocols in our offices. We continue to monitor the situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners.
In addition, the spread of COVID-19 and its variants has contributed to a global slowdown of economic activity, increased unemployment, supply chain disruptions, higher rates of inflation, higher interest rates, increased volatility in foreign currency exchange rates, and increased volatility in the global capital markets, among other macroeconomic events. We are unable to predict the impact the COVID-19 pandemic or other macroeconomic events will have on our future results of operations, liquidity, financial condition, ability to access capital markets, and business practices due to numerous uncertainties, including the duration, severity, and spread of the virus and its variants, actions that may be taken by government authorities, the impact to our employees, customers, and partners, prolonged macroeconomic uncertainty, volatility, and disruption, and various other factors beyond our knowledge or control. We continue to monitor these situations and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners.

Key Factors Affecting Our Performance
We believe our performance and future growth depends on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below and Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. For additional information related to key performance metrics we use to evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions, please see the section within this Quarterly Report on Form 10-Q titled “Key Performance Metrics”. We believe the most significant factors affecting our results of operations include:
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
As of June 30, 2022, we had customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction, and consumer products, primarily located in North America. We continue to invest in our sales, marketing, and go-to-market strategies in order to acquire customers in our target markets. Our marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives focus on demand generation and include promotional activity and with an emphasis on online digital marketing programs (e.g., webinars, virtual events). We believe there is a long-term opportunity to expand into large, new markets with compatible trends.
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
To grow payments revenue from customers, we must deliver software platforms that both simplify the process of accepting electronic payments and streamline the reconciliation of remittance data. Additionally, as we increase the digital delivery of invoices, the probability increases that digitally delivered invoices will be paid electronically by our customers’ end customers. The more customers use our software platforms, the more payments transactions they are likely to process through our various products. TPV provides an important indication of the dollar value of transactions that customers are completing on our platform and is helpful to investors as an indicator of our ability to generate revenue from our customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in billions)
Total Payment Volume	$26.2	$18.8	$48.2	$33.9

TPV - ACH/Wire	17.4	12.2	31.7	21.9
TPV - Card	$8.9	$6.6	$16.6	$12.0
The increase in TPV for the three and six months ended June 30, 2022 compared to the prior year periods was primarily due to the addition of new customers on our PayFac platform, as well as an increase in existing customer transactions on both our card and ACH/Wire platforms (including an expansion of our product platforms for ACH transactions).
Components of Results of Operations
Revenues
We generate revenue from the following sources: (1) Subscription, (2) Transaction, (3) Professional Services, and (4) Reimbursable Costs.
Subscription Revenue
Subscription revenue primarily consists of contractually agreed upon fees to provide access to our cloud-based SaaS platform and modules that automate processes across the accounts receivable function (including electronic invoice presentment, payments solutions, credit decisioning and monitoring, cash application, collections automation, and e-commerce).
Our subscription agreements do not provide a customer with the right to take possession of the software, are typically non-cancellable, and do not contain general rights of returns. Subscription agreements have an initial term of one to three years and are typically invoiced in annual installments in advance of each year. After the initial term, subscription agreements renew annually and are typically invoiced in advance of each renewal year. In some cases, subscriptions may be billed on a quarterly or monthly basis in advance. Subscription services are recognized ratably over the contractual term of the arrangement, beginning on the date the service is made available to the customer.

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
Implementation services are typically sold on a time and materials basis and billed monthly based on actual hours incurred. When our implementation services are not capable of being distinct from the related subscription service, they are combined with the subscription service and recognized over the term of the agreement. In these cases, since the initial contract with a customer includes both the subscription and implementation fees, and is therefore higher than subscription renewal fees in subsequent years, the contract conveys a ‘material right’ to the customer (i.e., an option for the customer to renew the contract at a lower price in relation to the initial contract price). Material rights are treated separately and are recognized over the period which the right is expected to be exercised by a customer.
Project services are considered separate and distinct from other products or services purchased and are recognized at the same time as the services are provided.
Reimbursable Costs
Reimbursable costs revenue consists primarily of amounts charged to our customers for postage on printed and mailed invoices to their end customers. The related revenues are recorded on a gross basis, with an offsetting amount recorded as a cost of revenue.
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
Segments
Our operations are grouped into two reportable segments: (1) Print, and (2) Software and Payments. Our Chief Operating Decision Maker (“CODM”) is the chief executive officer, who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating our financial performance. The accounting policies used by the reportable segments are the same as those used in our Condensed Consolidated Financial Statements.
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

Results of Operations
The following tables set forth select Condensed Consolidated Statements of Operations data, and such data as a percentage of total revenues, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenues:
Subscription, transaction, and services	$40,600	82%	$31,589	79%	$77,649	82%	$64,708	79%
Reimbursable costs	8,676	18	8,643	21	17,258	18	17,460	21
Total revenues	49,276	100	40,232	100	94,907	100	82,168	100
Cost of revenues:
Cost of subscription, transaction, and services	11,150	23	9,360	23	21,474	23	18,613	23
Cost of reimbursable costs	8,676	18	8,643	21	17,258	18	17,460	21
Total cost of revenues, excluding depreciation and amortization	19,826	40	18,003	45	38,732	41	36,073	44
Operating expenses:
Research and development	15,874	32	11,270	28	30,979	33	22,263	27
Sales and marketing	11,723	24	9,980	25	22,439	24	18,916	23
General and administrative	15,085	31	10,478	26	29,813	31	22,928	28
Depreciation and amortization	2,166	4	1,359	3	4,027	4	2,719	3
Impairment and restructuring	30	—	—	—	13,884	15	—	—
Total operating expenses	44,878	91	33,087	82	101,142	107	66,826	81
Loss from operations	(15,428)	(31)	(10,858)	(27)	(44,967)	(47)	(20,731)	(25)
Other income (expense):
Change in fair value of financial instruments	(260)	(1)	—	—	(238)	—	(9,995)	(12)
Interest expense and loss on extinguishment of debt	(6)	—	(3)	—	(7)	—	(2,945)	(4)
Other non-operating income	188	—	136	—	255	—	244	—
Total other income (expense)	(78)	—	133	—	10	—	(12,696)	(15)
Loss before income taxes	(15,506)	(31)	(10,725)	(27)	(44,957)	(47)	(33,427)	(41)
Income tax expense (benefit)	(295)	(1)	11	—	(719)	(1)	103	—
Net loss	$(15,211)	(31)%	$(10,736)	(27)%	$(44,238)	(47)%	$(33,530)	(41)%

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021
Total Revenues

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Subscription and transaction fees	$37,617	$29,072	$8,545	29%
Services and other	2,983	2,517	466	19
Subscription, transaction, and services	40,600	31,589	9,011	29
Reimbursable costs	8,676	8,643	33	—
Total revenues	$49,276	$40,232	$9,044	22%
The increase in total revenues during the three months ended June 30, 2022 compared to the prior year period was primarily due to a $8.7 million increase in subscription and transaction fees in the Software and Payments segment as a result of contracting with new customers, existing customers purchasing additional products, the acquisitions of iController BV ("iController") and Order2Cash, and increased transaction volumes, primarily from payments. The growth in transaction volumes was primarily related to the growth in variable transactional fee revenue associated with card payments on our electronic payments processing platforms.
Cost of Revenues

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$11,150	$9,360	$1,790	19%
Cost of reimbursable costs	8,676	8,643	33	—
Total cost of revenues, excluding depreciation and amortization	$19,826	$18,003	$1,823	10%
The increase in total cost of revenues during the three months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $1.3 million increase in compensation, benefits, and other personnel-related costs due to increased headcount and (2) the acquisitions of iController and Order2Cash. These increases were partially offset by lower print transactional volumes as a result of converting existing customers to electronic invoicing and a decrease in reimbursable costs, primarily postage, associated with lower print volumes.
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Research and development	$15,874	$11,270	$4,604	41%
The increase in research and development expenses during the three months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $2.3 million increase in compensation, benefits, and other personnel-related costs, expanding eligibility of our bonus program to a larger group of employees, and increased headcount, (2) a $0.4 million increase in stock-based compensation expense, (3) a $0.4 million increase in software expenses directly related to product development activities, and (4) a $1.1 million increase due to the acquisitions of iController and Order2Cash.

Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Sales and marketing	$11,723	$9,980	$1,743	17%
The increase in sales and marketing expenses during the three months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $0.5 million increase in compensation, benefits, and other personnel-related costs and increased headcount and (2) a $0.9 million increase due to the acquisitions of iController and Order2Cash.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
General and administrative	$15,085	$10,478	$4,607	44%
The increase in general and administrative expenses during the three months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $1.4 million increase compensation, benefits, and other personnel-related costs and increased headcount, (2) a $0.9 million increase in stock-based compensation expense, (3) a $0.8 million increase in insurance, professional, and consulting fees for reporting, compliance, and other related requirements for continued support of public company operating requirements and as a result of becoming a large accelerated filer for fiscal year 2022, (4) a $0.4 million increase in integration expenses, and (5) a $1.1 million increase due to the acquisitions of iController and Order2Cash.
Depreciation and Amortization

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Depreciation and amortization	$2,166	$1,359	$807	59%
The increase in depreciation and amortization expense during the three months ended June 30, 2022 compared to the prior year period was primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash.
Impairment and Restructuring

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Impairment and restructuring	$30	$—	$30	100%
Impairment and restructuring expense during the three months ended June 30, 2022 compared to the prior year period was consistent as we did not have any material impairments or restructuring events during either period.

Total Other Income (Expense)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Total other income (expense)	$(78)	$133	$(211)	159%
The decrease in other income (expense) during the three months ended June 30, 2022 compared to the prior year period was primarily due to an increase in the fair value of the contingent consideration related to the iController acquisition.
Income Taxes Expense (Benefit)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Income tax expense (benefit)	$(295)	$11	$(306)	2782%
The change from income tax expense to income tax benefit during the three months ended June 30, 2022 was primarily due to a decrease in the deferred tax liability related to foreign acquisitions and the ability to utilize certain tax losses in the future. Overall, our effective tax rate is low due to our U.S. net operating loss position. We maintain a valuation allowance on our deferred taxes.
Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021
Total Revenues

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Subscription and transaction fees	$71,719	$59,255	$12,464	21%
Services and other	5,930	5,453	477	9%
Subscription, transaction, and services	77,649	64,708	12,941	20%
Reimbursable costs	17,258	17,460	(202)	(1)%
Total revenues	$94,907	$82,168	$12,739	16%
The increase in total revenues during the six months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $12.9 million increase in subscription and transaction fees in the Software and Payments segment as a result of contracting with new customers, existing customers purchasing additional products, the acquisitions of iController and Order2Cash, and increased transaction volumes, primarily from payments. The growth in transaction volumes was primarily related to the growth in variable transactional fee revenue associated with card payments on our electronic payments processing platforms.

Cost of Revenues

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$21,474	$18,613	$2,861	15%
Cost of reimbursable costs	17,258	17,460	(202)	(1)%
Total cost of revenues, excluding depreciation and amortization	$38,732	$36,073	$2,659	7%
The increase in total cost of revenues during the six months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $2.2 million increase in compensation, benefits, and other personnel-related costs and increased headcount and (2) the acquisitions of iController and Order2Cash. These increases were partially offset by a $0.4 million decrease in print related costs resulting from efficiencies in our operations and lower print transactional volumes as a result of converting existing customers to electronic invoicing.
Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Research and development	$30,979	$22,263	$8,716	39%
The increase in research and development expenses during the six months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $5.6 million increase in compensation, benefits, and other personnel-related costs, expanding eligibility of our bonus program to a larger group of employees, and increased headcount, (2) a $0.8 million increase in software expenses directly related to product development activities, (3) a $0.4 million increase in stock-based compensation expense, and (4) a $1.5 million increase due to the acquisitions of iController and Order2Cash.
Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Sales and marketing	$22,439	$18,916	$3,523	19%
The increase in sales and marketing expenses during the six months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $1.5 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (2) a $0.4 million increase in marketing initiatives spend related to promoting our products and product enhancements, (3) a $0.4 million increase in travel and entertainment expenses due to increased travel as a result of loosening COVID-19 restrictions, and (4) a $1.4 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $0.6 million decrease in stock-based compensation expense related to the one-time Earnout RSUs granted in 2021 associated with the Business Combination (as such terms are defined in Note 1 - Organization and Nature of Business and Note 3 - Business Combination & Acquisitions in the Notes to Condensed Consolidated Financial Statements).

General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
General and administrative	$29,813	$22,928	$6,885	30%
The increase in general and administrative expenses during the six months ended June 30, 2022 compared to the prior year period was primarily due to (1) a $2.6 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (2) a $1.3 million increase in insurance, professional, and consulting fees for reporting, compliance, and other related requirements for continued support of public company operating requirements and as a result of becoming a large accelerated filer for fiscal year 2022, (3) a $1.3 million increase in acquisition and integration costs, (4) a $1.0 million increase related to contingent compensation payable to the sellers of Order2Cash, and (5) a $2.8 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $1.2 million decrease in stock-based compensation expense related to the one-time Earnout RSUs granted in 2021 associated with the Business Combination (as such terms are defined in Note 1 - Organization and Nature of Business and Note 3 - Business Combination & Acquisitions in the Notes to Condensed Consolidated Financial Statements).
Depreciation and Amortization

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Depreciation and amortization	$4,027	$2,719	$1,308	48%
The increase in depreciation and amortization expense during the six months ended June 30, 2022 compared to the prior year period was primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash.
Impairment and Restructuring

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Impairment and restructuring	$13,884	$—	$13,884	100%
The increase in impairment and restructuring expense during the six months ended June 30, 2022 compared to the prior year period was primarily due to impairments of operating lease ROU assets, leasehold improvements, and fixed assets incurred as a result of vacating several leased office and print facilities.
Total Other Income (Expense)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Total other income (expense)	$10	$(12,696)	$12,706	(100)%
The decrease in other expenses during the six months ended June 30, 2022 compared to the prior year period was primarily due to the following one-time costs recorded in the first quarter of 2021 related to the Business Combination: (1) a $10.0 million fair value adjustment from the increase in value of the Earnout Shares and, (2) a $2.8 million loss on extinguishment of debt associated with the early payment of all our outstanding borrowings.

Income Taxes Expense (Benefit)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Income tax expense (benefit)	$(719)	$103	$(822)	(798)%
The change from income tax expense to income tax benefit during the six months ended June 30, 2022 was primarily due to a decrease in the deferred tax liability related to foreign acquisitions and the ability to utilize certain tax losses in the future. Overall, our effective tax rate is low due to our U.S. net operating loss position. We maintain a valuation allowance on our deferred taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, and cash flows from financing activities including through a public offering of our equity securities. As of June 30, 2022, we had cash and cash equivalents of $148.0 million. Our primary uses of liquidity are operating expenses, capital expenditures, and acquiring businesses. The acquisitions of iController and Order2Cash were both funded entirely with cash on hand.
We believe our current cash, cash equivalents, and cash flows from financing activities, including additional consideration payable within the next year, if any, related to our recent acquisitions, are sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial, and industry conditions, including from the COVID-19 pandemic and continued volatility and disruption in the global financial markets.
The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Net cash used in operating activities	$(25,762)	$(10,821)	$(14,941)	(138)%
Net cash used in investing activities	(15,261)	(46,157)	30,896	67%
Net cash provided by financing activities	1,879	286,956	(285,077)	(99)%
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(45)	—	(45)	—%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(39,189)	$229,978	$(269,167)	(117)%
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
For the six months ended June 30, 2022, cash used in operating activities was $25.8 million compared to $10.8 million during the prior year period. The increase was primarily due to higher net loss from continued investments in sales and marketing and product development, acquisition and integration costs, and an increase in the use of cash for working capital.
Investing Activities
During the six months ended June 30, 2022 cash used in investing activities was $15.3 million, which consisted primarily of $59.5 million for the purchase of Order2Cash, net of acquired cash and was partially offset by $45.2 million of proceeds from the sale of marketable securities.

During the six months ended June 30, 2021 cash used in investing activities was $46.2 million, which consisted primarily of $45.0 million of purchases of marketable securities.
Financing Activities
During the six months ended June 30, 2022 cash provided by financing activities was $1.9 million, which consisted primarily of proceeds from common stock issued.
During the six months ended June 30, 2021 cash provided by financing activities was $287.0 million, which consisted primarily of $329.7 million of proceeds from the Business Combination and PIPE Financing, net of offering costs. These proceeds were partially offset by $46.2 million used to fully repay our outstanding borrowings, including debt extinguishment costs, pursuant to the Business Combination.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 15 - Accrued Expenses and Other Current Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on our payables and liabilities.
Leases
We lease office space for our employees and facilities for our print operations under non-cancellable operating lease agreements (refer to Note 9 - Leases in the Notes to Condensed Consolidated Financial Statements, including a discussion of the impairment of certain facility leases). The remaining duration of non-cancellable operating leases ranges from less than 1 year to 13 years. As of June 30, 2022, remaining non-cancellable lease payments are due as follows: $2.6 million in 2022, $5.4 million in 2022, $5.0 million in 2023, $4.6 million in 2024, $4.3 million in 2025, and $24.7 million thereafter.
Purchase Obligations
We enter into purchase commitments with certain vendors to secure pricing for materials necessary for our print operations. As of June 30, 2022, we had approximately $0.6 million remaining under such purchase commitments.
Contingent & Earnout Consideration
Our acquisitions of Order2Cash and iController include earnout consideration and contingent consideration with estimated fair values at June 30, 2022 of $4.3 million and $5.2 million, respectively. These amounts are to be paid to the sellers based on the amount and timing of each acquired company's achievement of certain recurring revenue growth targets and other certain conditions over a three year period subsequent to each acquisition date.
Deferred Purchase Price
Our acquisition of Order2Cash includes a deferred purchase with an estimated fair value at June 30, 2022 of $0.6 million. This amount is payable within four years of the closing date upon achievement of certain conditions.
Letters of Credit
We have commitments under letters of credit for $2.5 million that are maintained pursuant to certain of our lease arrangements. $2.4 million of the letters of credit expire in 2024, and the remainder expire in greater than five years from June 30, 2022.
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
We believe adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) are useful financial measures to investors as they eliminate the impact of certain non-cash expenses and allow a more direct comparison of our cash operations and ongoing operating performance between periods. We expect adjusted gross margin (non-GAAP) to continue to improve over time to the extent that we are able to increase our scale by successfully growing revenues, both from cross-selling existing customers and upselling current and future offerings. However, our ability to improve adjusted gross margin (non-GAAP) over time is not guaranteed and will be impacted by the factors affecting our performance outlined in the Part I, Item 1a. “Risk Factors” of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The most directly comparable U.S. GAAP measure to adjusted gross profit (non-GAAP) and adjusted gross margin (non-GAAP) is total revenues on our Condensed Consolidated Statements of Operations.
The following table presents a reconciliation of our net revenue (non-GAAP), adjusted gross profit (non-GAAP), and adjusted gross margin (non-GAAP) to their most directly comparable U.S. GAAP financial measures (in thousands, except percentages):
Reconciliation of Total Revenues to Net Revenue (non-GAAP), Adjusted Gross Profit (non-GAAP), and Adjusted Gross Margin (Non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$49,276	$40,232	$94,907	$82,168
Less: Reimbursable costs revenue	8,676	8,643	17,258	17,460
Net revenue (non-GAAP)	$40,600	$31,589	$77,649	$64,708

Total revenues	$49,276	$40,232	$94,907	$82,168
Less: Cost of revenue, excluding depreciation and amortization	19,826	18,003	38,733	36,073
Gross profit, excluding depreciation and amortization	29,450	22,229	56,174	46,095
Add: Stock based compensation expense	621	405	1,059	848
Adjusted gross profit (non-GAAP)	$30,071	$22,634	$57,233	$46,943

Gross margin, excluding depreciation and amortization	59.8%	55.3%	59.2%	56.1%
Adjusted gross margin (non-GAAP)	74.1%	71.7%	73.7%	72.5%

Adjusted EBITDA (non-GAAP) & Adjusted EBITDA Margin (non-GAAP)
Adjusted EBITDA (non-GAAP) is defined as net loss, plus (1) income tax expense (benefit), (2) changes in the fair value of financial instruments that do not meet the criteria to be classified as equity, (3) interest expense and loss on extinguishment of debt, (4) depreciation and amortization, (5) stock-based compensation expense, (6) impairment, restructuring, and related facility costs, (7) acquisition and integration costs, (8) other capital structure transaction costs, and (9) other non-operating expense (income). Adjusted EBITDA margin (non-GAAP) is defined as adjusted EBITDA (non-GAAP) divided by total revenues less reimbursable costs revenue, or net revenue (non-GAAP).
We believe adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) are key measures for us to understand and evaluate our operating performance, to establish budgets, and to develop operational and strategic goals. Adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) can provide a useful measure for period-to-period comparisons of our core operating performance and help identify underlying trends since the expenses we exclude may not directly correlate to our primary operating performance in any specific period. Excluded expenses are:
•Certain non-cash charges, such as stock-based compensation expense, depreciation and amortization, and changes in fair value of financial instruments;
•Certain items not related to our primary business activities, such as:
◦Impairment, restructuring, and related facility costs associated with realigning our organization or cost structure, impairments of ROU assets and other long-lived assets from ceasing use of leased facility spaces, involuntary termination benefits, ongoing lease expense and related sublease income from facility spaces we have ceased using, and other related costs; and
◦Other non-operating income.
•Non-recurring items that are not expected to recur within the next two years or have not occurred within the prior two years, such as:
◦Acquisition and integration expenses related to third-party costs associated with acquiring companies, internal direct costs associated with integrating acquired companies, employees, and their customers, and changes in the fair value of contingent compensation consideration payable to employees of acquired companies;
◦Interest expense and loss on extinguishment of debt resulting from the prepayment penalty and associated costs of repaying all outstanding debt facilities as part of the Business Combination; and
◦Other capital structure transaction costs related to third-party fees, including investment banking, legal, accounting, and other professional advisory fees associated with financing transactions, such as the secondary offering of our Class 1 common stock completed in July 2021 (a one-time transaction between existing and new shareholders, with no new shares being issued or offered by us) and the Warrant Exchange Offer (a one-time transaction to convert all outstanding warrants to Common Stock, as defined in Note 7 - Stockholders' Equity and Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements).
The most directly comparable U.S. GAAP measure to adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) is net loss on the Condensed Consolidated Statements of Operations.

The following table presents a reconciliation of our adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) to its most directly comparable GAAP financial measure (in thousands):
Reconciliation of Net Loss to Adjusted EBITDA (non-GAAP) and Adjusted EBITDA Margin (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(15,211)	$(10,736)	$(44,238)	$(33,530)
Income tax expense (benefit)	(295)	11	(719)	103
Change in fair value of financial instruments	260	—	238	9,995
Interest expense and loss on extinguishment of debt	6	3	7	2,945
Depreciation and amortization	2,166	1,359	4,027	2,719
Stock-based compensation expense	7,275	5,706	13,353	14,532
Impairment, restructuring, and related facility costs	825	317	14,855	323
Acquisition and integration costs	964	—	3,188	—
Other capital structure transaction costs	—	498	—	498
Other non-operating income	(188)	(136)	(255)	(244)
Adjusted EBITDA (non-GAAP)	$(4,198)	$(2,978)	$(9,544)	$(2,659)

Adjusted EBITDA margin (non-GAAP)	(10.3)%	(9.4)%	(12.3)%	(4.1)%
For the three months ended June 30, 2022, adjusted EBITDA (non-GAAP) decreased $1.2 million compared to the prior year period primarily due to higher operating expenses, offset by expenses that are excluded from adjusted EBITDA, including (1) a $1.6 million increase in stock-based compensation expense due to increased headcount and (2) $1.0 million of acquisition and integration expenses from the acquisitions of Order2Cash and iController. These increases in expenses, which led to a decrease in adjusted EBITDA (non-GAAP), were partially offset by growth in total revenues.
For the six months ended June 30, 2022, adjusted EBITDA (non-GAAP) decreased $6.9 million compared to the prior year period primarily due to higher operating expenses, offset by expenses that are excluded from adjusted EBITDA, including (1) $13.6 million in impairment charges from ceasing use of several leased facilities in 2022, (2) $3.2 million in acquisition and integration costs from the acquisitions of Order2Cash and iController, and (3) other operating expenses. These increases in expenses, which led to a decrease in adjusted EBITDA (non-GAAP), were partially offset by growth in total revenues and decreases to one-time costs recorded in the prior year related to the Business Combination: (1) a $10.0 million fair value adjustment from the increase in value of the Earnout Shares and (2) a $2.8 million loss on extinguishment of debt associated with the early payment of all our outstanding borrowings.
Direct Card Revenue (non-GAAP)
Direct card revenue (non-GAAP) is a subset of our software and payments segment revenues and contains variable transactional fee revenue associated with card payments on our electronic payments processing platforms and related fees. Direct card revenue (non-GAAP) is defined as subscription, transaction, and services revenues, less revenues generated from segments other than software and payments (i.e., software and payments segment revenue), less software and payments segment transaction revenue unrelated to card processing and all subscription revenue.
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

The following table presents a reconciliation of our direct card revenue (non-GAAP) to its most directly comparable U.S. GAAP financial measure (in thousands):
Reconciliation of Subscription, Transaction, and Services Revenues to Direct Card Revenue (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription, transaction, and services revenues	$40,600	$31,589	$77,649	$64,708
Less: Non-software and payments segment revenue	7,317	7,007	14,505	14,441
Software and payments segment revenue	33,283	24,582	63,144	50,267
Less: Software and payments segment revenue excluding direct card revenue (non-GAAP)	27,453	20,878	52,420	43,648
Direct card revenue (non-GAAP)	$5,830	$3,704	$10,724	$6,619
Free Cash Flow (non-GAAP)
Free cash flow (non-GAAP) is defined as net cash used in operating activities, less purchases of property and equipment (which includes capitalized internal-use software costs).
We believe free cash flow (non-GAAP) is an important liquidity measure of the cash available for our operational expenses and investment in business growth. It is useful to investors as a liquidity measure of our ability to generate, or use cash to maintain, a strong balance sheet, and invest in future growth. The most directly comparable GAAP measure to free cash flow (non-GAAP) is net cash used in operating activities on the Condensed Consolidated Statements of Cash Flows.
The following table presents a reconciliation of free cash flow to the most directly comparable GAAP measure (in thousands):
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow (non-GAAP)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net cash used in operating activities	$(5,634)	$(904)	$(25,762)	$(10,821)
Purchases of property and equipment	(468)	(617)	(922)	(1,120)
Free cash flow (non-GAAP)	$(6,102)	$(1,521)	$(26,684)	$(11,941)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management conducted an evaluation, as of June 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. The term “disclosure controls and procedures,” as defined in the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We accrue estimates for legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we currently believe the final outcome of any current matters will not have a material adverse effect on our business, operating results, financial condition, or results of operations. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the price of our Class 1 common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in "Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which collectively are risks we believe could materially affect our business, financial condition, and future results.
These are not the only risks that we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified, but currently consider immaterial, could still materially adversely affect our business, financial condition, and future results if our assumptions about those risks are incorrect or if circumstances change. There were no material changes during the period covered in this report to the risk factors previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price.
The global economy, including credit and financial markets, has experienced increased volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, increased volatility in foreign currency exchange rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in increased unemployment, economic slowdown, and increased volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continued volatility and disruptions may have adverse consequences on us or the third-parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly, or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefits costs. In addition, higher inflation and macroeconomic turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products and services. Any significant increases in inflation, continued economic volatility, and related increase in interest rates could have a material adverse effect on our business, financial condition, and results of operations. Burdens resulting from increased volatility in foreign currency exchange rates and any adverse changes to domestic and foreign tax law could adversely affect us by making it difficult to repatriate earnings and cash. To the extent there is a sustained general economic downturn and our platform is perceived by customers and potential customers as too costly, or too difficult to deploy, or migrate to, our revenue may be disproportionately affected by delays or reductions in customer spending. Also, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, macroeconomic uncertainty may result in an increased pace of consolidation in certain industries. If this were to occur it may result in reduced overall spending on our platform, particularly if our customers are acquired by organizations that do not use our services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or the markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

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

August 9, 2022	BTRS Holdings Inc.

	By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chief Financial Officer
(Principal Financial Officer)