Form 10-Q
period 2022-09-30
BTRS Holdings Inc.
filed 2022-11-07
CIK 1774155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 3, 2022, there were 164,717,883 shares of Class 1 common stock outstanding and no shares of Class 2 common stock outstanding.

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
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the timing, expected completion and impacts of the proposed Merger (as defined herein) and the potential impacts should the Merger not be consummated on a timely basis or at all for any reason, our business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially,” or the negative of these terms or similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends we believe may affect our financial condition, results of operations, business strategy, and financial needs.
These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including those described in the section titled "Part I, Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 9, 2022, including, among other things, risks associated with:
•our ability to secure the required regulatory and stockholder approvals for the Merger and our ability to meet the applicable closing conditions of the Merger;
•the diversion of management time relating to the pending Merger;
•our financial and business performance, including the financial projections, forecasts, business metrics, and any underlying assumptions thereunder;
•changes in our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, and plans;
•the macroeconomic conditions, including supply chain disruptions, higher rates of inflation, higher interest rates, increased volatility in foreign currency exchange rates, and increased volatility in the global capital markets, among others;
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

PART 1.
Item 1. Financial Statements
BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$145,915	$187,672
Marketable securities	—	45,117
Customer funds	16,951	22,541
Accounts receivable, net	43,979	34,394
Prepaid expenses	5,881	3,715
Deferred implementation and commission costs, current portion	4,995	5,060
Other current assets	1,607	1,164
Total current assets	219,328	299,663
Property and equipment, net	9,768	15,516
Operating lease right-of-use assets	15,378	28,623
Goodwill	115,970	88,148
Intangible assets, net	42,116	24,339
Deferred implementation and commission costs, net of current portion	9,686	9,238
Other assets	5,173	5,122
Total assets	$417,419	$470,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Customer funds payable	$16,951	$22,541
Accounts payable	2,633	2,968
Accrued expenses and other current liabilities	55,486	46,426
Deferred revenue, current portion	27,093	24,983
Total current liabilities	102,163	96,918
Operating lease liabilities, net of current portion	31,302	32,461
Customer postage deposits	10,334	10,081
Deferred revenue, net of current portion	8,406	14,259
Deferred taxes	8,817	4,338
Other non-current liabilities	4,617	2,958
Total liabilities	165,639	161,015
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value,10,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class 1 common stock, $0.0001 par value, 538,000 shares authorized; 164,648 and 159,413 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	17	15
Class 2 common stock, $0.0001 par value, 27,000 shares authorized; no shares and 3,396 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	1
Additional paid-in capital	540,506	516,987
Accumulated deficit	(271,524)	(206,077)
Accumulated other comprehensive loss	(17,219)	(1,292)
Total stockholders’ equity	251,780	309,634
Total liabilities and stockholders’ equity	$417,419	$470,649
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription, transaction, and services	$42,508	$32,732	$120,157	$97,440
Reimbursable costs	8,854	8,625	26,112	26,085
Total revenues	51,362	41,357	146,269	123,525
Cost of revenues:
Cost of subscription, transaction, and services	11,255	9,368	32,729	27,981
Cost of reimbursable costs	8,854	8,625	26,112	26,085
Total cost of revenues, excluding depreciation and amortization	20,109	17,993	58,841	54,066
Operating expenses:
Research and development	15,943	13,453	46,922	35,716
Sales and marketing	11,591	10,310	34,030	29,226
General and administrative	19,613	9,838	49,426	32,766
Depreciation and amortization	2,191	1,205	6,218	3,924
Impairment and restructuring	4,636	—	18,520	—
Total operating expenses	53,974	34,806	155,116	101,632
Loss from operations	(22,721)	(11,442)	(67,688)	(32,173)
Other income (expense):
Change in fair value of financial instruments	360	—	122	(9,995)
Interest expense and loss on extinguishment of debt	(15)	(2)	(22)	(2,947)
Other non-operating income	916	277	1,171	521
Total other income (expense)	1,261	275	1,271	(12,421)
Loss before income taxes	(21,460)	(11,167)	(66,417)	(44,594)
Income tax expense (benefit)	(251)	27	(970)	130
Net loss	$(21,209)	$(11,194)	$(65,447)	$(44,724)

Net loss per common share, basic and diluted	$(0.13)	$(0.07)	$(0.40)	$(0.29)
Weighted average common shares outstanding, basic and diluted	164,175	158,316	163,586	154,303
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,209)	$(11,194)	$(65,447)	$(44,724)
Other comprehensive loss from foreign currency translation	(7,914)	—	(15,927)	—
Total comprehensive loss	$(29,123)	$(11,194)	$(81,374)	$(44,724)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Three Months Ended September 30, 2022
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	160,536	$16	3,396	$1	$532,409	$(250,315)	$(9,305)	$272,806
Issuance of common stock under stock plans	716	—	—	—	1,157	—	—	1,157
Exchange of shares upon sale of Class 2 common stock	3,396	1	(3,396)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,940	—	—	6,940
Foreign currency translation	—	—	—	—	—	—	(7,914)	(7,914)
Net loss	—	—	—	—	—	(21,209)	—	(21,209)
Balance, September 30, 2022	164,648	$17	—	$—	$540,506	$(271,524)	$(17,219)	$251,780

	Three Months Ended September 30, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	150,649	$15	7,251	$1	$503,029	$(178,407)	$—	$324,638
Issuance of common stock under stock plans	714	—	—	—	1,371	—	—	1,371
Shares exchanged in connection with Secondary Offering (Note 17)	2,028	—	(2,028)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,914	—	—	5,914
Net loss	—	—	—	—	—	(11,194)	—	(11,194)
Balance, September 30, 2021	153,391	$15	5,223	$1	$510,314	$(189,601)	$—	$320,729
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Nine Months Ended September 30, 2022
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	159,413	$15	3,396	$1	$516,987	$(206,077)	$(1,292)	$309,634
Issuance of common stock under stock plans	1,839	1	—	—	3,226	—	—	3,227
Exchange of shares upon sale of Class 2 common stock	3,396	1	(3,396)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	20,293	—	—	20,293
Foreign currency translation	—	—	—	—	—	—	(15,927)	(15,927)
Net loss	—	—	—	—	—	(65,447)	—	(65,447)
Balance, September 30, 2022	164,648	$17	—	$—	$540,506	$(271,524)	$(17,219)	$251,780

	Nine Months Ended September 30, 2021
	Class 1 Common Stock		Class 2 Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	92,760	$9	8,197	$1	$148,677	$(144,877)	$—	$3,810
Reverse recapitalization and PIPE financing (Note 3)	44,522	5	(1,659)	—	329,881	—	—	329,886
Fair value of Earnout Shares (Note 3)	—	—	—	—	(230,995)	—	—	(230,995)
Issuance and vesting of Earnout Shares (Note 3)	10,204	1	713	—	237,008	—	—	237,009
Issuance of common stock under stock plans	3,875	—	—	—	5,271	—	—	5,271
Shares exchanged in connection with Secondary Offering (Note 17)	2,028	—	(2,028)	—	—	—	—	—
Shares issued for exercise of warrants	2	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	20,446	—	—	20,446
Net loss	—	—	—	—	—	(44,724)	—	(44,724)
Balance, September 30, 2021	153,391	$15	5,223	$1	$510,314	$(189,601)	$—	$320,729
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(65,447)	$(44,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,218	3,924
Provision for bad debts	144	94
Impairments and reduction in carrying amount of operating lease right-of-use assets	15,817	2,086
Impairments of fixed assets	4,949	—
Loss on extinguishment of debt and amortization of debt discount	—	2,799
Stock-based compensation expense	20,293	20,446
Change in fair value of financial instruments and other expenses	116	9,996
Change in fair value of contingent consideration	(122)	—
Deferred income taxes	(935)	106
Changes in assets and liabilities:
Accounts receivable	(7,800)	(6,549)
Prepaid expenses	(2,139)	(2,036)
Deferred implementation and commission costs	(373)	227
Other assets (current and non-current)	(432)	896
Accounts payable	(2,524)	556
Accrued expenses and other	9,688	10,228
Operating lease liabilities	(2,757)	(2,086)
Deferred revenue	(4,492)	(4,713)
Other liabilities (current and non-current)	1,429	(1,059)
Net cash used in operating activities	(28,367)	(9,809)
Cash flows from investing activities:
Purchase of business, net of acquired cash	(59,456)	—
Purchases of marketable securities	(57)	(45,077)
Proceeds from marketable securities	45,174	—
Purchases of property and equipment	(1,364)	(1,570)
Net cash used in investing activities	(15,703)	(46,647)
Cash flows from financing activities:
Payments on borrowings	—	(44,663)
Business Combination and PIPE financing	—	349,638
Payments of equity issuance costs	—	(19,936)
Debt extinguishment costs	—	(1,565)
Payment of deferred purchase price	(557)	—
Change in customer funds payable	(5,590)	(1,636)
Payments on finance leases	(223)	(177)
Proceeds from common stock issued	3,274	5,651
Taxes paid on net share issuance of stock-based compensation	(48)	(4,367)
Net cash provided by (used in) financing activities	(3,144)	282,945
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(125)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(47,339)	226,489
Cash, cash equivalents, and restricted cash, beginning of period	212,809	38,843
Cash, cash equivalents, and restricted cash, end of period (Note 2)	$165,470	$265,332
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$135
Noncash Investing & Financing Activities:
Equity issuance costs charged to additional paid-in-capital	$—	$1,624
Issuance and vesting of Earnout Shares (Note 3)	$—	$237,008
Reclassification of stock warrant liability to equity (Note 3)	$—	$1,433
Deferred purchase price (Note 3)	$586	$—
Net assets acquired in Business Combination and other	$—	$255
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BTRS HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Organization and Nature of Business
BTRS Holdings Inc., formerly known as Factor Systems, Inc. ("Legacy Billtrust"), utilizing the trade name Billtrust (the "Company” or “Billtrust”), was incorporated on September 4, 2001, in the State of Delaware and maintains its headquarters in Lawrenceville, New Jersey, with additional domestic offices and print facilities in Colorado and California, and international offices in Belgium, the Netherlands, Germany, and Poland.
The Company provides a comprehensive suite of order-to-cash software as a service ("SaaS") solutions with integrated payments, including credit decisioning and monitoring, online ordering, invoicing, cash application, and collections. In addition, Billtrust founded the Business Payments Network ("BPN") as part of its strategic relationship with VISA, Inc., which combines remittance data with business-to-business ("B2B") payments and facilitates straight-through payment processing. Billtrust primarily serves B2B companies and integrates the key areas of the order-to-cash process: credit decisioning, e-commerce solutions, invoice presentment, invoice payment, cash application, and collections workflow management, helping its clients connect with their customers and cash.
Proposed Merger
On September 28, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bullseye FinCo, Inc., a Delaware corporation (“Parent”), and Bullseye Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub” and, together with Parent, the "Acquiring Parties"), pursuant to which Merger Sub will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are each affiliated with the EQT X Fund.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class 1 common stock of the Company, $0.0001 par value, and Class 2 common stock of the Company, $0.0001 par value (other than shares rolled over in accordance with the Merger Agreement, and shares of its common stock held by the Company as treasury stock), issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be cancelled and immediately converted into the right to receive $9.50 in cash, without interest and less any applicable withholding taxes.
The completion of the Merger is subject to several conditions beyond the Company's control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of the Company's stockholders, the expiration or termination of applicable waiting periods, and the receipt of applicable approvals or consents under antitrust and competition laws and foreign investment laws of certain jurisdictions. Assuming the satisfaction of the remaining outstanding conditions set forth in the Merger Agreement, the Merger is currently expected to close in the fourth quarter of 2022 or first quarter of 2023. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.
If the Merger is consummated, the Company’s securities will be de-listed from the Nasdaq Global Select Market and de-registered under the Securities Exchange Act of 1934 as soon as practicable following the Effective Time.
Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $50.2 million if the Merger Agreement is terminated under certain specified circumstances, including the Company terminating the Merger Agreement to enter into a definitive written agreement with respect to a superior proposal that did not result from a breach of the non-solicitation provisions. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $100.5 million under certain specified circumstances.
During the three and nine months ended September 30, 2022, the Company incurred $5.8 million in Merger related costs, primarily consisting of investment banking, legal, accounting, and other professional advisory fees, filing fees, regulatory fees, and other related costs. These costs were recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations.

Business Combination Agreement
On October 18, 2020, as amended on December 13, 2020, South Mountain Merger Corp., a Delaware corporation (“South Mountain”), BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”), and Legacy Billtrust entered into a Business Combination Agreement (the “BCA”), pursuant to which (i) First Merger Sub was merged with and into Legacy Billtrust (the “First BCA Merger”), with Legacy Billtrust surviving the First BCA Merger as a wholly owned subsidiary of South Mountain (“Surviving Corporation”), and (ii) the Surviving Corporation merged with and into Second Merger Sub (the “Second BCA Merger”, and together with the First BCA Merger, the “BCA Mergers”), with Second Merger Sub surviving the Second BCA Merger as a wholly owned subsidiary of South Mountain (such BCA Mergers, collectively with the other transactions described in the BCA, the “Business Combination”).
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results for the full fiscal year ended December 31, 2022 or any other period. The Condensed Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosure about contingent liabilities, and the reported amounts of revenues and expenses in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, leases, valuation of goodwill, intangible assets, other long-lived assets, and other assets and liabilities from acquisitions, recoverability of deferred tax assets, ongoing impairment reviews of goodwill, intangible assets, and other long-lived assets, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.
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
Foreign currency transaction gains (losses) are included in other non-operating income (expense) on the Condensed Consolidated Statements of Operations. Foreign exchange gains and losses were not material during the three and nine months ended September 30, 2022 and 2021.
Liquidity
For the nine months ended September 30, 2022, the Company incurred a net loss of $65.4 million and used cash in operations of $28.4 million. As of September 30, 2022, the Company had cash and cash equivalents of $145.9 million and an accumulated deficit of $271.5 million. Based on the Company’s business plan, existing cash, and cash equivalents, the Company expects to satisfy its working capital requirements for at least the next 12 months after the date that these Condensed Consolidated Financial Statements are issued.
Impact of COVID-19 and Other Macroeconomic Events
During 2021 and the nine months ended September 30, 2022, the COVID-19 pandemic did not adversely impact the Company, as evidenced by the continued growth in subscription and transaction revenues. The Company's focus remains on investing in its products and supporting its long-term growth, including global expansion. Since the start of the pandemic, the Company has continued to operate despite the disruption to some of its customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through the Company's platform and offerings, which has helped avoid significant business, bookings, or revenue disruptions thus far. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited the Company as it has further ingrained its platform in its customers’ critical day-to-day order-to-cash operations. In response to the pandemic, the Company has modified some of its business practices, such as enabling and encouraging its employees to work from anywhere and establishing health and safety protocols in its offices.
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
As a result, in conformity with U.S. GAAP, the Company has retroactively adjusted its quarterly financial statements and related notes thereto, as of, and for the three and nine months ended September 30, 2021 to reflect the adoption of these new accounting standards as follows:
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
Concentrations of Credit Risk
The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, restricted cash, accounts receivable, and customer funds. The Company maintains its deposits of cash and cash equivalents, restricted cash, and customer funds with high-credit quality financial institutions and balances may exceed federally insured limits.
The Company’s accounts receivable are reported on the Condensed Consolidated Balance Sheets net of allowances for uncollectible accounts. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the large number of companies and diverse industries comprising its customer base. Ongoing credit evaluations are performed, with a focus on new customers or customers with whom the Company has no prior collections history, and collateral is generally not required. The Company maintains reserves for potential losses based on customer specific situations, historical experience, and expectations of forward-looking loss estimates. Such losses, in the aggregate, have not exceeded management’s expectations. As of both September 30, 2022 and December 31, 2021, the allowance for uncollectible accounts was $0.3 million.
For the nine months ended September 30, 2022 and 2021, no individual customer accounted for 10% or greater of total revenues. As of September 30, 2022 and December 31, 2021, no individual customer had a balance of 10% or greater of accounts receivable.

Presentation of Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Company's Condensed Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$145,915	$243,448
Customer funds	16,951	19,288
Restricted cash (1)	2,604	2,596
Total cash, cash equivalents, and restricted cash	$165,470	$265,332
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
Additionally, the acquisition included contingent consideration to be paid to the sellers based on the amount and timing of Order2Cash's achievement of certain conditions. These amounts may be earned by the sellers during periods following the closing date based on the financial performance of Order2Cash during 2022, and each of the 12-month periods ending June 30, 2023 and June 30, 2024. Under ASC 805, the Company determined that the contingent consideration arrangement is compensation and therefore recognized separately from the acquisition transaction. In accordance with ASC 710, Compensation, the contingent consideration will be recognized over the arrangement period and is recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations.
The preliminary acquisition date fair value of the total contingent consideration was $11.5 million. At September 30, 2022, the fair value of the total contingent consideration was $3.1 million, which was included in accrued expenses and other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheets. The determination of the fair value included the following significant inputs; projected revenue, a risk adjusted discount rate, and estimated volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of undiscounted amounts that could be payable under the earnout arrangement is zero to $20.7 million. The amount expensed for the nine months ended September 30, 2022 was $1.1 million.

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
The weighted average amortization period of all the acquired intangible assets is 11.9 years.
Due to the timing of the acquisition in the first quarter of 2022, the purchase price allocation is preliminary with respect to the valuation of acquired assets, liabilities assumed (including income taxes), intangible assets, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12 month measurement period from the acquisition date. No purchase price adjustments were recorded during the nine months ended September 30, 2022.

The operating results of Order2Cash have been included in the Company’s financial statements since the acquisition date. Order2Cash’s operating results are reported in both the Company’s Software and Payments segment and Print segment. The goodwill resulting from the acquisition is reported in the Software and Payments segment. The acquisition added approximately $6.8 million of additional revenue and $8.6 million of direct expenses during the nine months ended September 30, 2022. Had the Company acquired Order2Cash in prior periods, the Company's operating results would have been materially different. As a result, the following unaudited pro forma financial information is presented as if Order2Cash had been acquired by the Company on January 1, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pro forma total revenue	$51,362	$43,343	$147,621	$131,676
Pro forma net loss	$(21,092)	$(10,732)	$(65,271)	$(47,188)
The pro forma results have been prepared in accordance with U.S. GAAP and include the following pro forma adjustments: (1) an increase for amortization expense for the three and nine months ended September 30, 2022 and 2021 as a result of the preliminary purchase price allocation for finite-lived intangible assets, (2) an increase in operating costs for the three and nine months ended September 30, 2021 to recognize non-recurring acquisition costs incurred to close the transaction, and (3) an increase in the estimated tax benefits as a result of the pro forma adjustments. These pro forma results do not necessarily reflect the combined actual results of operations of the Company and Order2Cash that would have been achieved, nor are they necessarily indicative of future results of operations.
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
In connection with the Business Combination:
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

Earnout Consideration
Following the closing of the Business Combination, holders of Legacy Billtrust common stock (including all redeemable preferred shareholders whose shares were converted into common stock at the closing of the Business Combination) and holders of stock options and restricted stock pursuant to the 2003 Plan and the 2014 Plan (as defined in the Business Combination Agreement) had the contingent right to receive, in the aggregate, up to 12.0 million shares of Class 1 common stock if, from the closing of the Business Combination until the fifth anniversary thereof, the average closing price of BTRS Holdings Inc. Common Stock exceeds certain thresholds. The first issuance of 6.0 million earnout shares is based on the volume-weighted average price of Common Stock exceeding $12.50 for any 20 trading days within any 30 trading day period (the “First Earnout”). The second issuance of 6.0 million earnout shares is based on the volume weighted average price of Common Stock exceeding $15.00 for any 20 trading days within any 30 trading day period (the “Second Earnout” and together with the First Earnout, the "Earnout Shares").
Subsequent to the closing of the Business Combination and in the first quarter of 2021, 10.9 million shares of Class 1 and Class 2 common stock were issued associated with attainment of the First Earnout and the Second Earnout thresholds.
The difference in the Earnout Shares issued and the aggregate amounts defined in the BCA is primarily due to 0.8 million unissued shares reserved for future issuance to holders of unvested options in the form of restricted stock units (the "Earnout RSUs"), which are subject to the same vesting terms and conditions as the underlying unvested stock options and are not replacement awards. Additionally, 0.2 million shares of Common Stock were withheld from employees to satisfy the mandatory tax withholding requirements, for which the company remitted cash of $4.0 million to the appropriate tax authorities.
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
The following table is a reconciliation of the liability balance at the BCA Closing Date and the changes therein for the nine months ended September 30, 2021 (in thousands):

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
(2)The acquisition of iController included contingent consideration to be paid in cash to the seller based on the amount and timing of iController’s achievement of certain recurring revenue growth targets over a three-year period subsequent to the acquisition date. The fair value of this contingent consideration on the closing date was $5.1 million, which was recognized as purchase price. Refer to Note 13 - Fair Value Measurements for information on determining the fair value.
(3)The deferred purchase price was paid in the first quarter of 2022 upon completion of certain conditions.

Allocation of Purchase Price
The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of iController (in thousands):

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
(1)Goodwill represents the expected revenue synergies from combining iController with Billtrust, as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes.
(2)All of the intangible assets are finite-lived.
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
No purchase price adjustments were recorded since the acquisition date or during the nine months ended September 30, 2022.
The operating results of iController have been included in the Company’s financial statements since the acquisition date and are not material to the Company’s consolidated financial results. iController’s operating results and the goodwill resulting from the acquisition are reported in the Company’s Software and Payments segment.
Acquisition Costs
During the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $2.3 million, respectively of acquisition costs. These costs primarily consisted of legal, accounting, tax professional fees, and the Order2Cash contingent consideration recognized as compensation expense, and are included in general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company did not have acquisition costs during the three and nine months ended September 30, 2021.

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
The Company performed its annual impairment test as of October 1, 2021, utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values, and concluded that no impairment existed. Subsequent to completing the annual test and through September 30, 2022, there were no events or circumstances that required an interim impairment test. Additionally, as of September 30, 2022, the Company had no accumulated goodwill impairment losses.
All of the Company's goodwill is attributable to its Software and Payments segment. A summary of goodwill and the changes in its carrying amount are shown in the following table (in thousands):

Consolidated Goodwill
Balance at December 31, 2021	$88,148
Addition from acquisition (1)	40,838
Foreign currency translation adjustments	(13,016)
Balance at September 30, 2022	$115,970
(1)The entire increase is related to the acquisition of Order2Cash (refer to Note 3 - Business Combination & Acquisitions).
Finite-Lived Intangible Assets
The gross carrying values, accumulated amortization, and net carrying values (reduced for fully amortized intangibles) of finite-lived intangible assets as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$40,933	$(5,562)	$35,371
Non-compete agreements	1,430	(1,131)	299
Trademarks and trade names	2,107	(326)	1,781
Technology	6,309	(1,644)	4,665
Total	$50,779	$(8,663)	$42,116

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$23,621	$(3,524)	$20,097
Non-compete agreements	1,430	(917)	513
Trademarks and trade names	1,066	(111)	955
Technology	3,692	(918)	2,774
Total	$29,809	$(5,470)	$24,339
Amortization expense was $1.2 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2022 (remainder)	$1,188
2023	4,656
2024	4,412
2025	4,219
2026	4,181
Thereafter	23,460
Total	$42,116
Note 5 - Revenue and Related Matters
Disaggregated Revenue
The Company disaggregates revenue as set forth in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Type:	2022	2021	2022	2021
Subscription and transaction fees	$39,259	$30,376	$110,978	$89,631
Services and other	3,249	2,356	9,179	7,809
Subscription, transaction, and services	$42,508	$32,732	$120,157	$97,440
Contract Assets and Liabilities
There were no contract assets as of September 30, 2022 or December 31, 2021.
Deferred Revenue
Amounts billed to clients in excess of revenue recognized are contract liabilities (referred to as deferred revenue on the Condensed Consolidated Balance Sheets). Deferred revenue primarily relates to implementation fees for new customers or for new services and subscription fees billed in advance.
During the three months ended September 30, 2022 and 2021, the Company recognized $5.7 million and $3.5 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. During the nine months ended September 30, 2022 and 2021, the Company recognized $18.8 million and $15.0 million, respectively, related to its deferred revenue balance at the beginning of each such period. To determine revenue recognized in each period, the Company first allocates revenue to the deferred revenue balance outstanding at the beginning of each period, until the revenue equals that balance.
The amount of revenue recognized in the nine months ended September 30, 2021 included $2.5 million related to the acceleration of previously paid and deferred revenue from a customer that terminated its contract in the first quarter of 2021.
Remaining Performance Obligations
As of September 30, 2022, the Company had approximately $40.7 million of remaining performance obligations, primarily from multi-year contracts for the Company's services, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue for approximately 96% of this amount during the next 36 months, and the remainder thereafter.

Deferred Commissions and Implementation Costs
The current and non-current portions of deferred implementation and commission costs on the Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2022	December 31, 2022
Current portion of deferred costs:
Deferred commissions, current	$3,107	$2,997
Deferred implementation costs, current	1,888	2,063
Deferred implementation and commission costs, current portion	$4,995	$5,060

Non-current portion of deferred costs:
Deferred commissions, net of current portion	$7,452	$6,392
Deferred implementation costs, net of current portion	2,234	2,846
Deferred implementation and commission costs, net of current portion	$9,686	$9,238
Amortization of commissions was $0.8 million and $0.7 million during the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.9 million during the nine months ended September 30, 2022 and 2021. Amortization of implementation costs was $0.7 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively, and $2.1 million and $2.7 million during the nine months ended September 30, 2022 and 2021, respectively.
The Company evaluates the recoverability of deferred commissions and implementation costs at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2022 or 2021.
Note 6 - Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share attributable to the Class 1 and Class 2 common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,209)	$(11,194)	$(65,447)	$(44,724)
Denominator:
Weighted-average common shares outstanding	164,175	158,316	163,586	154,303
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.07)	$(0.40)	$(0.29)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	17,414	20,347	17,414	20,347
Restricted stock units	4,568	646	4,568	646
Warrants	—	12,498	—	12,498
	21,982	33,491	21,982	33,491

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
The Company determined the Warrants met the definition of a derivative as they were indexed to the Company’s Common Stock pursuant to ASC 815-40-15-7 and met all other criteria for equity classification pursuant to ASC 815-40. Therefore, as of the BCA Closing Date, the Warrants were accounted for within stockholders' equity as a component of additional paid-in capital on the Condensed Consolidated Balance Sheets. As part of this assessment, it was concluded only events that would constitute a fundamental change of ownership could require the Company to settle the Warrants for cash.
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
On December 17, 2021, the Company concluded the Warrant Exchange Offer with approximately 99.2% of the outstanding Warrants validly tendered and not withdrawn in the Warrant Exchange Offer. Additionally, the Company received the approval of approximately 99.2% of the outstanding Warrants for the Warrant Amendment. Accordingly, the Company exchanged all outstanding Warrants and issued 3.7 million shares of its Common Stock. All Warrants were exchanged as of December 31, 2021 and as a result, Nasdaq halted trading in the Warrants and subsequently agreed with the Company to de-list them as none remained outstanding.
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
During the nine months ended September 30, 2022, the Board of Directors authorized an increase of 2.0 million shares for the 2020 Plan and 1.6 million shares for the 2020 ESPP. As of September 30, 2022, 5.1 million shares of Common Stock remain available for issuance pursuant to the 2020 Plan and 2.8 million shares of Common Stock remain available for issuance pursuant to the 2020 ESPP.
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
Additionally, subject to the terms and conditions set forth in the Merger Agreement (refer to Note 1 - Organization and Nature of Business), the Company may issue new restricted stock unit awards ("New RSUs"), while the Merger Agreement is in effect. Except for such grants made to non-employee directors, New RSUs outstanding immediately prior to the Effective Time will be converted into cash awards immediately prior to the Effective Time, each in an amount equal to the product of (i) the merger consideration and (ii) the total number of shares subject to the corresponding Company restricted stock units, which cash awards will vest and be payable in equal monthly installments over the two-year period immediately following the closing of the Merger, generally subject to the recipient’s continued employment with the Company as of the applicable vesting date.

Stock Options
Stock option activity for the nine months ended September 30, 2022 is presented below (in thousands, except per share and contractual life amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	20,022	$8.51	7.8	$60,223
Exercised	(1,400)	1.80
Forfeited	(1,208)	13.54
Outstanding at September 30, 2022	17,414	$8.70	7.2	$64,774
Vested and expected to vest at September 30, 2022	16,094	$8.33	7.1	$62,828
Exercisable at September 30, 2022	10,211	$6.62	6.6	$48,973
No stock options were granted during the nine months ended September 30, 2022.
Restricted Stock Units
Restricted stock unit ("RSUs") activity for the nine months ended September 30, 2022 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	613	$15.08
Granted	4,536	6.82
Released	(243)	14.03
Vested	(338)	8.51
Unvested at September 30, 2022	4,568	$7.48
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
During the nine months ended September 30, 2022, employees purchased 193,381 shares.
Pursuant to the Merger Agreement (refer to Note 1 - Organization and Nature of Business), after the end of the current offering period on November 30, 2022, no new offering periods will commence under the Company's ESPP while the Merger is pending.

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of subscription, transaction, and services	$587	$436	$1,646	$1,284
Research and development	1,469	1,210	4,187	3,524
Sales and marketing	637	984	2,362	3,276
General and administrative	4,247	3,284	12,098	12,362
Total	$6,940	$5,914	$20,293	$20,446
The fair value of the Company's stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options:
Risk-free interest rate	—%	1.0% - 1.2%	—%	0.6% - 1.4%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	—%	40% - 41%	—%	40% - 42%
Expected life	—	5.5 years	—	5.5 years
Weighted average grant date fair value	$—	$4.62	$—	$6.45

Employee Stock Purchase Plan:
Risk-free interest rate	1.6%	—%	0.1% - 1.6%	—%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	43%	—%	40% - 43%	—%
Expected life	0.5 years	—	0.5 years	—
Weighted average grant date fair value	$1.34	$—	$1.61	$—
As of September 30, 2022, the total unrecognized stock-based compensation expense related to stock options was $29.9 million and RSUs was $28.2 million. These costs are expected to be recognized over a weighted-average period of 2.0 years for stock options and 3.9 years for RSUs.
Note 8 - Defined Contribution Plan
The Company sponsors a 401(k) defined contribution benefit plan. Participation in the plan is available to substantially all employees. Company contributions to the plan are discretionary and are subject to vesting requirements based on four years of continuing employment. The Company generally makes matching contributions of one-half of the first 6% of employee contributions. During both the three months ended September 30, 2022 and 2021, the Company contributed $0.4 million. During the nine months ended September 30, 2022 and 2021, the Company contributed $1.6 million and $1.3 million, respectively.

Note 9 - Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease assets amortization	$77	$50	$229	$171
Finance lease interest expense	5	2	13	7
Total finance lease expense	82	52	242	178
Operating lease expense	1,098	1,150	2,520	3,335
Short-term lease expense	29	25	90	89
Variable lease expense	(18)	215	388	653
Sublease income	(196)	(80)	(395)	(240)
Total lease expense	$995	$1,362	$2,845	$4,015
The weighted-average remaining lease term and discount rate for operating and finance leases as of September 30, 2022 are as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	9.7 years	2.6 years
Weighted-average discount rate	5.4%	3.8%
The following table indicates the financial statement lines where the Company's operating and finance lease assets and liabilities are included on the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2022	Balance Sheet Classification
Assets:
Operating lease right-of-use assets	$15,378	Operating lease right-of-use assets
Finance lease assets	573	Property and equipment, net
Total lease assets	$15,951

Liabilities:
Current operating lease liabilities	$3,476	Accrued expenses and other current liabilities
Current finance lease liabilities	229	Accrued expenses and other current liabilities
Non-current operating lease liabilities	31,302	Operating lease liabilities, net of current portion
Non-current finance lease liabilities	340	Other non-current liabilities
Total lease liabilities	$35,347
Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,944
Operating cash flows from finance leases	$12
Finance cash flows from finance leases	$223
ROU assets obtained in exchange for new operating lease liabilities:	$1,906
Assets obtained in exchange for new finance lease liabilities:	$508

Future minimum lease payments under non-cancellable operating and finance leases as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022 (remainder)	$1,300	$110
2023	5,304	229
2024	4,930	146
2025	4,563	80
2026	4,341	31
Thereafter	24,674	—
Total minimum lease payments	45,112	596
Less: Amounts representing interest	(10,334)	(27)
Present value of lease payments	$34,778	$569
Amounts listed in the future minimum lease payments table above do not include sublease income.
Impairment of Right-of-Use ("ROU") Assets and Restructuring Charges
During the first quarter of 2022, the Company approved a strategic plan to optimize its structure and costs related to its leased facilities and print operations. As part of the plan, the Company approved a formal work-from-anywhere policy due to high interest in allowing employees to work remotely and investments in the Company's operating environments and technology enabling seamless day-to-day execution and increased productivity across a distributed workforce. Additionally, the Company closed one of its print locations due to the continued decline in customer print volumes and efficiencies gained through streamlining its print operations. The overall plan included vacating some or all of several of the Company's leased office facilities and one of its leased print operations facilities and making them available for sublease. The Company ceased using all of the leased facility space outlined in the plan by March 31, 2022. As a result, during the three months ended March 31, 2022, the Company incurred $10.0 million of ROU asset impairments and $3.6 million of leasehold improvement and fixed asset impairments
Subsequently, the Company approved an expansion of the strategic plan to further vacate an additional portion of its leased office space. By September 30, 2022, the Company ceased using the leased facility space under the expanded plan. As a result, during the three months ended September 30, 2022, the Company incurred $3.3 million of ROU asset impairments and $1.3 million of leasehold improvement and fixed asset impairments.
In calculating the impairment amounts, the fair value of each asset was determined using an income approach based on the present value of future cash flows from actual or estimated sublease income. In cases where a sublease has not yet been entered into, this approach required the use of certain estimates, including a discount rate, sublease rental rates, period of vacancy, and sublease incentives, which were based in part by local real estate industry data. For these subjective estimates based on unobservable inputs, the fair value of the assets have been classified in Level 3 of the fair value hierarchy (refer to Note 13 - Fair Value Measurements). All impairment amounts were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations.
Additionally, in accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized exit obligation costs related to closing the print operations facility, including one-time employee severance benefits, contract termination costs, and other costs associated with exiting the facility. These costs were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations, and were allocated to the Company's Print segment. Total costs recognized during nine months ended September 30, 2022 were not material.
In the future if the Company determines it no longer intends to utilize some or all of its other remaining leased facility spaces, the Company may be required to record additional impairment or restructuring charges.
Subleases
For certain leased facility space that the Company has ceased occupying, it has entered into subleases under non-cancellable operating lease agreements. Such sublease arrangements expire at various dates in 2024 through 2029, and do not contain any material residual value guarantees.

Future sublease payments to be received under the terms of our operating sublease agreements, excluding expense reimbursements, as of September 30, 2022 are as follows (in thousands):

Total
2022 (remainder)	$320
2023	1,296
2024	1,114
2025	1,032
2026	1,059
Thereafter	1,582
Total sublease income	$6,403
The Company's lease expense for print facilities in use is recorded in cost of subscription, transaction, and services on the Condensed Consolidated Statements of Operations. The Company’s lease expense for all office facilities, print facilities no longer in use, and all sublease income are recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 10 - Commitments and Contingencies
Purchase Commitments
The Company enters into purchase commitments with certain vendors to secure materials necessary for its print operations. As of September 30, 2022, the Company had approximately $0.4 million remaining under such purchase orders.
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
Note 11 - Income Taxes
The Company is subject to taxation in the United States (federal and state) and foreign jurisdictions. The Company’s income tax expense (benefit) during interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during interim periods.
Income tax expense for the nine months ended September 30, 2022 and 2021 is primarily due to the tax amortization of indefinite-lived assets, state income taxes, and foreign income taxes.
Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. The Company does not believe that an ownership change in connection with the Business Combination would have a material impact to its Condensed Consolidated Financial Statements and will continue to monitor the potential impact.
Note 12 - Marketable Securities
The Company did not have any marketable securities at September 30, 2022 as they all matured in the second quarter of 2022. At December 31, 2021, marketable securities consisted entirely of certificates of deposit with a financial institution and had maturity dates of 12 months or less.

As the Company viewed its marketable securities as available to support its current operations, it classified them as available-for-sale. All marketable securities are recorded at their fair value (see Note 13 - Fair Value Measurements) with any unrealized gains or losses (except those related to credit losses) recorded in accumulated other comprehensive income (loss). There were no unrealized gains or losses during the nine months ended September 30, 2022 and 2021. Realized gains and losses, including interest earned, are recorded in other non-operating income (expense) on the Condensed Consolidated Statements of Operations and were not material during the nine months ended September 30, 2022 and 2021.
The Company did not record any impairments of its marketable securities during the nine months ended September 30, 2022 and 2021.
Note 13 - Fair Value Measurements
The carrying amounts reflected on the Condensed Consolidated Balance Sheets for cash, restricted cash, accounts receivable, customer funds, other current assets, other assets, accounts payable, accrued expenses, other current liabilities (excluding deferred purchase price and contingent consideration), and customer postage deposits approximate their fair value due to their short-term maturities.
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

The following tables present the Company's fair value hierarchy for its financials assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market fund (1)	$75,533	$75,533	$—	$—
Total assets	$75,533	$75,533	$—	$—

Liabilities:
Contingent consideration - iController (2)	$4,483	$—	$—	$4,483
Deferred purchase price - Order2Cash (3)	502	—	—	502
Total liabilities	$4,985	$—	$—	$4,985

	December 31, 2021
	Balance	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market fund (1)	$25,015	$25,015	$—	$—
Marketable securities:
Certificates of deposit (4)	45,117	—	45,117	—
Total assets	$70,132	$25,015	$45,117	$—

Liabilities:
Contingent consideration - iController (2)	$5,085	$—	$—	$5,085
Contingent consideration - Second Phase (5)	370	—	—	370
Total liabilities	$5,455	$—	$—	$5,455
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
(3)The acquisition of Order2Cash in February 2022 includes deferred purchase price payable within four years of the closing date upon achievement of certain conditions. A discounted cash flow model was used to determine the fair value, including a risk adjusted discount rate, which is an unobservable input. Increases or decreases in the input would have resulted in a higher or lower fair value measurement. The range of undiscounted amounts payable for the deferred purchase price is zero to $0.5 million. The fair value of the deferred purchase price is included in accrued expenses and other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheets.
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

During the nine months ended September 30, 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 liabilities.
The following table presents the changes in the Company’s Level 3 financial instruments measured at fair value on a recurring basis (in thousands):

Contingent Consideration and Deferred Purchase Price
Balance, December 31, 2021	$5,455
Acquisition of Order2Cash (1)	586
Fair value adjustments to contingent consideration (2)	(122)
Foreign currency translation adjustments	(934)
Balance, September 30, 2022	$4,985
(1)Refer to Note 3 - Business Combination & Acquisitions. Changes in the fair value of the deferred purchase price are recognized in change in fair value of financial instruments on the Condensed Consolidated Statements of Operations. At September 30, 2022, there were no material changes in the range of expected outcomes or the fair value from the acquisition date.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain of the Company’s certain long-lived assets, including identifiable intangible assets, goodwill, ROU assets, and other long-lived assets, are measured at fair value on a nonrecurring basis when there are indicators of impairment. Refer to Note 9 - Leases for a discussion on impairment charges for ROU assets and other long-lived assets related to leased facility space the Company has ceased using.
Note 14 - Property and Equipment
Property and equipment, net (reduced for fully depreciated assets) consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Assets held under finance leases	$3,875	$3,509
Computer, print and mail equipment	9,057	7,857
Furniture and fixtures	1,824	4,275
Leasehold improvements	5,985	12,127
Software	1,326	1,222
Vehicles	127	95
Internal software development	6,860	3,011
Total property and equipment	29,054	32,096
Less: accumulated depreciation and amortization	(19,286)	(16,580)
Total property and equipment, net	$9,768	$15,516
Depreciation and amortization expense of property and equipment, including amortization of software development costs and finance leases, was $1.0 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Refer to Note 9 - Leases for a discussion on impairments of fixed assets for the nine months ended September 30, 2022. The Company had no other material impairments or disposals of fixed assets during the nine months ended September 30, 2022 and 2021.

Note 15 - Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses	$27,314	$19,214
Accrued compensation (1)	16,110	16,093
Accrued professional services, taxes, and other expenses	6,367	6,957
Operating lease liabilities, current portion	3,476	3,225
Accrued contingent consideration	2,219	937
Total accrued expenses and other current liabilities	$55,486	$46,426
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
Note 16 - Segment Information
The Company's operations are grouped into two reportable segments: (1) Software and Payments, and (2) Print. The Company's Chief Operating Decision Maker (“CODM”) is the chief executive officer, who reviews discrete financial and other information presented for Print services and Software and Payment services for purposes of allocating resources and evaluating the Company's financial performance.
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
“All other” represents implementation, services, and other business activities which are not reviewed by the CODM on a regular basis.
The Company evaluates segment performance and allocates resources based on revenues, cost of revenues, and gross profit. The accounting policies used by the reportable segments are the same as those used by the Company. All of the revenues shown in the reportable segments is revenue from external customers; there is no revenue from transactions with other operating segments. Segment expenses include the direct expenses of each segment's operations and exclude sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization, impairment and restructuring expense, stock-based compensation expense, other income (expense), and certain other identified costs that the Company does not allocate to its segments for purposes of evaluating operational performance.
Given the nature of the Company’s business, the amount of assets does not provide meaningful insight into the operating performance of the Company. As a result, the Company does not identify or allocate assets by reportable segment and total assets are not included in the Company’s segment financial information.

The following tables include a reconciliation of segment revenues, cost of revenues, and gross profits to loss before income taxes (in thousands):

	Three Months Ended September 30, 2022
	Software and Payments	Print	All other	Consolidated
Revenues:
Subscription and transaction	$35,153	$4,106	$—	$39,259
Services and other	—	—	3,249	3,249
Subscription, transaction, and services revenues	35,153	4,106	3,249	42,508
Reimbursable costs	—	8,854	—	8,854
Total revenues	35,153	12,960	3,249	51,362
Cost of revenues:
Cost of subscription, transaction, and services revenue	4,898	1,572	4,785	11,255
Cost of reimbursable costs	—	8,854	—	8,854
Total cost of revenues	4,898	10,426	4,785	20,109
Gross profit:
Total segment gross profit (loss)	$30,255	$2,534	$(1,536)	$31,253
Total segment gross margin	86%	20%	(47)%	61%
Subscription, transaction, and services gross margin	86%	62%	(47)%	74%
Unallocated amounts:
Sales, marketing, research, development, general and administrative expenses				47,147
Depreciation and amortization				2,191
Impairment and restructuring				4,636
Other income				(1,261)
Loss before income taxes				$(21,460)

	Three Months Ended September 30, 2021
	Software and Payments	Print	All other	Consolidated
Revenues:
Subscription and transaction	$26,009	$4,367	$—	$30,376
Services and other	—	—	2,356	2,356
Subscription, transaction, and services revenues	26,009	4,367	2,356	32,732
Reimbursable costs	—	8,625	—	8,625
Total revenues	26,009	12,992	2,356	41,357
Cost of revenues:
Cost of subscription, transaction, and services revenue	3,833	1,706	3,829	9,368
Cost of reimbursable costs	—	8,625	—	8,625
Total cost of revenues	3,833	10,331	3,829	17,993
Gross profit:
Total segment gross profit (loss)	$22,176	$2,661	$(1,473)	$23,364
Total segment gross margin	85%	20%	(63)%	56%
Subscription, transaction, and services gross margin	85%	61%	(63)%	71%
Unallocated amounts:
Sales, marketing, research, development, general and administrative expenses				33,601
Depreciation and amortization				1,205
Other income				(275)
Loss before income taxes				$(11,167)

	Nine Months Ended September 30, 2022
	Software and Payments	Print	All other	Consolidated
Revenues:
Subscription and transaction	$98,298	$12,680	$—	$110,978
Services and other	—	—	9,179	9,179
Subscription, transaction, and services revenues	98,298	12,680	9,179	120,157
Reimbursable costs	—	26,112	—	26,112
Total revenues	98,298	38,792	9,179	146,269
Cost of revenues:
Cost of subscription, transaction, and services revenue	14,325	4,745	13,659	32,729
Cost of reimbursable costs	—	26,112	—	26,112
Total cost of revenues	14,325	30,857	13,659	58,841
Gross profit:
Total segment gross profit (loss)	$83,973	$7,935	$(4,480)	$87,428
Total segment gross margin	85%	20%	(49)%	60%
Subscription, transaction, and services gross margin	85%	63%	(49)%	73%
Unallocated amounts:
Sales, marketing, research, development, general and administrative expenses				130,378
Depreciation and amortization				6,218
Impairment and restructuring				18,520
Other income				(1,271)
Loss before income taxes				$(66,417)

	Nine Months Ended September 30, 2021
	Software and Payments	Print	All other	Consolidated
Revenues:
Subscription and transaction	$76,276	$13,355	$—	$89,631
Services and other	—	—	7,809	7,809
Subscription, transaction, and services revenues	76,276	13,355	7,809	97,440
Reimbursable costs	—	26,085	—	26,085
Total revenues	76,276	39,440	7,809	123,525
Cost of revenues:
Cost of subscription, transaction, and services revenue	11,224	5,532	11,225	27,981
Cost of reimbursable costs	—	26,085	—	26,085
Total cost of revenues	11,224	31,617	11,225	54,066
Gross profit:
Total segment gross profit (loss)	$65,052	$7,823	$(3,416)	$69,459
Total segment gross margin	85%	20%	(44)%	56%
Subscription, transaction, and services gross margin	85%	59%	(44)%	71%
Unallocated amounts:
Sales, marketing, research, development, general and administrative expenses				97,708
Depreciation and amortization				3,924
Other expense				12,421
Loss before income taxes				$(44,594)

Note 17 - Related Party Transactions
A member of the Company's Board of Directors is also an executive at a company (the "Related Party Customer") that purchases certain of Billtrust's services under an ongoing commercial relationship. During the three months ended September 30, 2022 and 2021 revenues generated from the Related Party Customer were not material. During the nine months ended September 30, 2022 revenues generated from the Related Party Customer were $0.3 million, and during the nine months ended September 30, 2021 revenues generated from the Related Party Customer were not material. At both September 30, 2022 and December 31, 2021 open receivable balances from the Related Party Customer were not material.
The Company has ongoing commercial agreements with several of Bain Capital Ventures, LLC's ("Bain") portfolio companies ("Portfolio Companies"). Bain is a greater than 5% shareholder of the Company's outstanding Common Stock at September 30, 2022, and one of the members of the Company's Board of Directors is also an executive at Bain. During the three months ended September 30, 2022 and 2021 revenues generated from and expenses incurred to the Portfolio Companies were not material. During the nine months ended September 30, 2022 revenues generated from the Portfolio Companies were $0.3 million and expenses incurred were not material. During the nine months ended September 30, 2021 revenues generated from and expenses incurred to the Portfolio Companies were not material. At both September 30, 2022 and December 31, 2021 open payables to and open receivables from the Portfolio Companies were not material.
The sellers of Order2Cash, who remain employees with the Company, are 50% owners of a joint venture that provides outsourced managed services to Order2Cash as part of Order2Cash's product offerings. During the three and nine months ended September 30, 2022, expenses incurred to the joint venture were $0.3 million and $0.9 million, respectively. At September 30, 2022, open payables to the joint venture were $0.5 million.
Secondary Offering
On July 6, 2021, the Company completed an underwritten secondary offering (the "Offering") of 10.4 million shares of the Company's Class 1 common stock at a public offering price of $12.25 per share. All of the common stock was offered by existing shareholders. No new shares were issued and Billtrust did not receive any proceeds from the Offering. The gross proceeds from the Offering, before deducting underwriting discounts and commissions, was $126.8 million.
During the nine months ended September 30, 2021, the Company incurred $0.5 million of costs directly related to the Offering, consisting principally of professional, printing, filing, regulatory, and other costs, all of which was paid for on behalf of the selling security-holders. These costs were recorded in general and administrative expenses on the Condensed Consolidated Statements of Operations since the Offering did not generate any proceeds to the Company, and therefore the costs do not qualify to be deferred or charged to additional paid-in capital under ASC 340-10-S99-1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read this section in conjunction with the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K. Unless otherwise stated or as the context otherwise requires, references to “the Company,” “we,” “us,” "our,” "it," and similar references refer to BTRS Holdings Inc., a Delaware corporation, and its consolidated subsidiaries. References to the “Merger” have the meaning defined in Note 1 - Organization and Nature of Business in our Notes to Condensed Consolidated Financial Statements.
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
Forward Looking Statements
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are identified by words such as “believe,” “may,” “could," “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would,” “potentially,” or the negative of these terms or similar expressions in this Quarterly Report on Form 10-Q. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements, and our ability to secure the required regulatory and stockholder approvals for the Merger and meet the applicable closing conditions of the Merger and the time therefor, if at all. These forward-looking statements are subject to certain risks and uncertainties that could cause a difference include, but are not limited to, those discussed under the caption “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Forward-looking statements are based on management’s current beliefs and assumptions and based on information currently available. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
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
We have expanded our product reach and customer base over the past years and scaled our business operations in recent periods. Our total revenues were $146.3 million and $123.5 million for the nine months ended September 30, 2022 and 2021, respectively. As a result of our focus on product development and sales and marketing, we have generated net losses of $65.4 million and $44.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Proposed Merger
On September 28, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bullseye FinCo, Inc., a Delaware corporation (“Parent”), and Bullseye Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub” and, together with Parent, the "Acquiring Parties"), pursuant to which Merger Sub will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will survive such merger as a wholly-owned subsidiary of Parent (the “Merger”) Parent and Merger Sub are each affiliated with the EQT X Fund.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our Class 1 common stock, $0.0001 par value, and Class 2 common stock, $0.0001 par value (other than shares rolled over in accordance with the Merger Agreement, and shares of our common stock held by us as treasury stock), issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be cancelled and immediately converted into the right to receive $9.50 in cash, without interest and less any applicable withholding taxes.
The completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods and the receipt of applicable approvals or consents under antitrust and competition laws and foreign investment laws of certain jurisdictions. Assuming the satisfaction of the remaining outstanding conditions set forth in the Merger Agreement, the Merger is currently expected to close in the fourth quarter of 2022 or first quarter of 2023. However, we cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement.
If the Merger is consummated, our securities will be de-listed from the Nasdaq Global Select Market and de-registered under the Securities Exchange Act of 1934 as soon as practicable following the Effective Time.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $50.2 million if the Merger Agreement is terminated under certain specified circumstances, including us terminating the Merger Agreement to enter into a definitive written agreement with respect to a superior proposal that did not result from a breach of the non-solicitation provisions. The Merger Agreement additionally provides that Parent pay us a termination fee of $100.5 million under certain specified circumstances.
Business Combination with South Mountain
On October 18, 2020, as amended on December 13, 2020, South Mountain, BT Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of South Mountain (“First Merger Sub”), BT Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of South Mountain (“Second Merger Sub”) and Factor Systems, Inc ("Legacy Billtrust"), entered into a Business Combination Agreement (the "BCA"), pursuant to which (i) First Merger Sub was merged with and into Legacy Billtrust (the “First BCA Merger”), with Legacy Billtrust surviving the First Merger as a wholly owned subsidiary of South Mountain (“Surviving Corporation”) and (ii) the Surviving Corporation merged with and into Second Merger Sub (the “Second BCA Merger”, and together with the First BCA Merger, the “BCA Mergers”), with Second Merger Sub surviving the Second Merger as a wholly owned subsidiary of South Mountain, (such BCA Mergers, collectively with the other transactions described in the BCA, the “Business Combination”).

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
Impairment of Right of Use Assets and Restructuring Charges
During the first quarter of 2022, we approved a strategic plan to optimize our structure and costs related to our leased facilities and print operations. As part of the plan, we approved a formal work from anywhere policy for our employees due to high interest in allowing employees to work remotely and investments in our operating environments and technology enabling seamless day-to-day execution and increased productivity across a distributed workforce. Additionally, we closed one of our print locations due to the continued decline in customer print volumes and efficiencies gained through streamlining our print operations. The overall plan included vacating some or all of several of our leased office facilities and one of our leased print operations facilities and making them available for sublease. We ceased using all of the facility space outlined in the plan by March 31, 2022. As a result, during the three months ended March 31, 2022, we incurred $10.0 million of right of use ("ROU") asset impairments and $3.6 million of leasehold improvement and fixed asset impairments
Subsequently, we approved an expansion of the strategic plan to further vacate an additional portion of our leased office space. By September 30, 2022, we ceased using the leased facility space under the expanded plan. As a result, during the three months ended September 30, 2022, we incurred $3.3 million of ROU asset impairments and $1.3 million of leasehold improvement and fixed asset impairments.
In calculating the impairment amount, the fair value of each asset was determined using an income approach based on the present value of future cash flows from actual or estimated sublease income. In cases where a sublease has not yet been entered into, this approach required the use of certain estimates, including a discount rate, sublease rental rates, period of vacancy, and sublease incentives, which were based in part by local real estate industry data. For these subjective estimates based on unobservable inputs, the fair value of the assets have been classified in Level 3 of the fair value hierarchy (refer to Note 13 - Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements). All impairment amounts were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations.

Additionally, in accordance with ASC 420, Exit or Disposal Cost Obligations, we recognized exit obligation costs related to closing the print operations facility, including one-time employee severance benefits, contract termination costs, and other costs associated with exiting the facility. These costs were recorded in impairment and restructuring on the Condensed Consolidated Statements of Operations, and are allocated to our Print segment. Total costs recognized during the nine months ended September 30, 2022 were not material.
In the future if we determine we no longer intend to utilize some or all of our remaining leased facility space, we may be required to record additional impairment or restructuring charges.
Impact of COVID-19 and Other Macroeconomic Events
During 2021 and nine months ended September 30, 2022, the COVID-19 pandemic did not adversely impact us, as evidenced by the continued growth in our subscription and transaction revenues. Our focus remains on investing in our products and supporting our long-term growth, including global expansion. Since the start of the pandemic, we have continued to operate despite the disruption to some of our customer's operations. The pandemic has served to increase awareness and urgency around accelerating the digital transformation of accounts receivable through our platform and offerings which has helped avoid significant business, bookings, or revenue disruptions thus far. Additionally, shifts from in-person buying and traditional payment methods (such as cash or check) towards e-commerce and digital payments, and the related increase in consumer and B2B demand for safer payment and delivery solutions, have benefited us as it has further ingrained our platform in our customers’ critical day-to-day order-to-cash operations. In response to the pandemic, we have modified some of our business practices, such as enabling and encouraging our employees to work from anywhere and establishing health and safety protocols in our offices. We continue to monitor the situation and may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners.
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
As of September 30, 2022, we had customers across a wide variety of industries and geographies, including distributors of building materials, electrical, plumbing and technology equipment, healthcare, construction, and consumer products, primarily located in North America. We continue to invest in our sales, marketing, and go-to-market strategies in order to acquire customers in our target markets. Our marketing efforts are campaign and content driven and targeted depending on the size and industry of the customer. Marketing initiatives focus on demand generation and include promotional activity and with an emphasis on online digital marketing programs (e.g., webinars, virtual events). We believe there is a long-term opportunity to expand into large, new markets with compatible trends.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in billions)
Total Payment Volume	$28.3	$21.0	$76.5	$54.9

TPV - ACH/Wire	18.6	13.5	50.2	35.4
TPV - Card	$9.7	$7.5	$26.3	$19.5
The increase in TPV for the three and nine months ended September 30, 2022 compared to the prior year periods was primarily due to the addition of new customers on our PayFac platform, as well as an increase in existing customer transactions on both our card and ACH/Wire platforms (including an expansion of our product platforms for ACH transactions).
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

General and Administrative
General and administrative expense consists of personnel-related expenses, including stock-based compensation expense, for our executive team, talent (human resources), finance, procurement, legal and compliance, and other administrative teams, facility costs (including rent and utilities expense for our leased office space, excluding those used in our print operations), contingent consideration from acquisitions recognized as compensation expense, and allocated overhead costs.
To support the growth in our business, our general and administrative expenses will increase over time. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance, and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for director and officer insurance, investor relations, and professional services. We also expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. As a result, we expect that our general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of total revenues from period to period.
Depreciation and Amortization
Depreciation and amortization expense includes the costs associated with depreciating our owned furniture and fixtures, computer equipment, software, and technology assets, as well as amortization of leasehold improvements, capitalized software, and finite-lived intangible assets.
Impairment and Restructuring
Impairment and restructuring expense consists of asset impairments, including those related to ceasing use of leased facilities, costs associated with involuntary termination benefits provided to employees, certain contract termination costs, and other costs associated with exit or disposal activities.
Other Income (Expense)
Change in Fair Value of Financial Instruments
Change in fair value of financial instruments consists of changes in the fair value of equity instruments that do not meet the criteria to be classified as equity and contingent consideration from acquisitions (excluding arrangements recognized as compensation expense).
Interest Expense and Loss on Extinguishment of Debt
Interest expense and loss on extinguishment of debt consists of interest on any outstanding debt, amortization of associated debt issuance costs, payment of early termination fees, writing off unamortized debt discounts associated with repaying our outstanding debt facilities prior to maturity, and interest expense on finance leases.
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

Segments
Our operations are grouped into two reportable segments: (1) Software and Payments, and (2) Print. Our Chief Operating Decision Maker (“CODM”) is the chief executive officer, who reviews discrete financial and other information presented for print services and software and payment services for purposes of allocating resources and evaluating our financial performance. The accounting policies used by the reportable segments are the same as those used in our Condensed Consolidated Financial Statements.
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
We evaluate segment performance and allocate resources based on revenues, cost of revenues, and gross profit. All of the revenues shown in the reportable segments is revenue from external customers; there is no revenue from transactions with other operating segments. Segment expenses include the direct expenses of each segment's operations and exclude sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization, impairment and restructuring expense, stock-based compensation expense, other income (expense), and certain other identified costs that we do not allocate to the segments for purposes of evaluating their operational performance.
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

Results of Operations
The following tables set forth select Condensed Consolidated Statements of Operations data, and such data as a percentage of total revenues, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues:
Subscription, transaction, and services	$42,508	83%	$32,732	79%	$120,157	82%	$97,440	79%
Reimbursable costs	8,854	17	8,625	21	26,112	18	26,085	21
Total revenues	51,362	100	41,357	100	146,269	100	123,525	100
Cost of revenues:
Cost of subscription, transaction, and services	11,255	22	9,368	23	32,729	22	27,981	23
Cost of reimbursable costs	8,854	17	8,625	21	26,112	18	26,085	21
Total cost of revenues, excluding depreciation and amortization	20,109	39	17,993	44	58,841	40	54,066	44
Operating expenses:
Research and development	15,943	31	13,453	33	46,922	32	35,716	29
Sales and marketing	11,591	23	10,310	25	34,030	23	29,226	24
General and administrative	19,613	38	9,838	24	49,426	34	32,766	27
Depreciation and amortization	2,191	4	1,205	3	6,218	4	3,924	3
Impairment and restructuring	4,636	9	—	—	18,520	13	—	—
Total operating expenses	53,974	105	34,806	84	155,116	106	101,632	82
Loss from operations	(22,721)	(44)	(11,442)	(28)	(67,688)	(46)	(32,173)	(26)
Other income (expense):
Change in fair value of financial instruments	360	1	—	—	122	—	(9,995)	(8)
Interest expense and loss on extinguishment of debt	(15)	—	(2)	—	(22)	—	(2,947)	(2)
Other non-operating income	916	2	277	1	1,171	1	521	—
Total other income (expense)	1,261	2	275	1	1,271	1	(12,421)	(10)
Loss before income taxes	(21,460)	(42)	(11,167)	(27)	(66,417)	(45)	(44,594)	(36)
Income tax expense (benefit)	(251)	—	27	—	(970)	(1)	130	—
Net loss	$(21,209)	(41)%	$(11,194)	(27)%	$(65,447)	(45)%	$(44,724)	(36)%

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021
Total Revenues

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Subscription and transaction fees	$39,259	$30,376	$8,883	29%
Services and other	3,249	2,356	893	38
Subscription, transaction, and services	42,508	32,732	9,776	30
Reimbursable costs	8,854	8,625	229	3
Total revenues	$51,362	$41,357	$10,005	24%
The increase in total revenues during the three months ended September 30, 2022 compared to the prior year period was primarily due to a $9.1 million increase in subscription and transaction fees in the Software and Payments segment as a result of contracting with new customers, existing customers purchasing additional products, the acquisitions of iController BV ("iController") and Order2Cash, and increased transaction volumes, primarily from payments. The growth in transaction volumes was primarily related to the growth in variable transactional fee revenue associated with card payments on our electronic payments processing platforms. Additionally, total revenues increased $0.9 million from services and other revenues due to increases in consulting engagements supporting the growth in new and existing customers, as well as additional services revenue from the acquisition of Order2Cash.
Cost of Revenues

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$11,255	$9,368	$1,887	20%
Cost of reimbursable costs	8,854	8,625	229	3
Total cost of revenues, excluding depreciation and amortization	$20,109	$17,993	$2,116	12%
The increase in total cost of revenues during the three months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $0.6 million increase in compensation, benefits, and other personnel-related costs due to increased headcount and (2) a $1.4 million increase from the acquisitions of iController and Order2Cash.
Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Research and development	$15,943	$13,453	$2,490	19%
The increase in research and development expenses during the three months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $0.8 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (2) a $0.3 million increase in stock-based compensation expense, (3) a $0.3 million increase in software expenses directly related to product development activities, and (4) a $0.6 million increase due to the acquisitions of iController and Order2Cash.

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Sales and marketing	$11,591	$10,310	$1,281	12%
The increase in sales and marketing expenses during the three months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $0.5 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (2) a $0.4 million increase in sales and marketing initiatives spend related to promoting our products and product enhancements, including consulting and professional fees, and (3) a $0.5 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $0.3 million decrease in stock-based compensation expense related to forfeitures.
General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
General and administrative	$19,613	$9,838	$9,775	99%
The increase in general and administrative expenses during the three months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $5.8 million increase in Merger related costs, primarily consisting of investment banking, legal, accounting, and other professional advisory fees, filing fees, regulatory fees, and other related costs, (2) a $1.0 million increase in stock-based compensation expense, (3) a $0.9 million increase compensation, benefits, and other personnel-related costs, and increased headcount, (4) a $0.7 million increase in acquisition and integration expenses, and (5) a $1.2 million increase due to the acquisitions of iController and Order2Cash.
Depreciation and Amortization

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Depreciation and amortization	$2,191	$1,205	$986	82%
The increase in depreciation and amortization during the three months ended September 30, 2022 compared to the prior year period was primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash.
Impairment and Restructuring

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Impairment and restructuring	$4,636	$—	$4,636	100%
The increase in impairment and restructuring expense during the three months ended September 30, 2022 compared to the prior year period was due to impairments of operating lease ROU assets, leasehold improvements, and fixed assets incurred as a result of vacating several leased office and print facilities.

Total Other Income (Expense)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Total other income (expense)	$1,261	$275	$986	(359)%
The increase in other income (expense) during the three months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $0.6 million increase in interest income, and (2) a $0.4 million decrease in the fair value of the contingent consideration related to the iController acquisition.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Income tax expense (benefit)	$(251)	$27	$(278)	1030%
The change from income tax expense to income tax benefit during the three months ended September 30, 2022 was primarily due to a decrease in the deferred tax liability related to foreign acquisitions and the ability to utilize certain tax losses in the future. Overall, our effective tax rate is low due to our U.S. net operating loss position. We maintain a valuation allowance on our U.S. deferred taxes.
Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Total Revenues

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Subscription and transaction fees	$110,978	$89,631	$21,347	24%
Services and other	9,179	7,809	1,370	18%
Subscription, transaction, and services	120,157	97,440	22,717	23%
Reimbursable costs	26,112	26,085	27	—%
Total revenues	$146,269	$123,525	$22,744	18%
The increase in total revenues during the nine months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $22.0 million increase in subscription and transaction fees in the Software and Payments segment as a result of contracting with new customers, existing customers purchasing additional products, the acquisitions of iController and Order2Cash, and increased transaction volumes, primarily from payments. The growth in transaction volumes was primarily related to the growth in variable transactional fee revenue associated with card payments on our electronic payments processing platforms. Additionally, total revenues increased $1.4 million from services and other revenues due to increases in consulting engagements supporting the growth in new and existing customers, as well as additional services revenue from the acquisition of Order2Cash.

Cost of Revenues

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Cost of subscription, transaction, and services	$32,729	$27,981	$4,748	17%
Cost of reimbursable costs	26,112	26,085	27	—%
Total cost of revenues, excluding depreciation and amortization	$58,841	$54,066	$4,775	9%
The increase in total cost of revenues during the nine months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $1.2 million increase in compensation, benefits, and other personnel-related costs, and increased headcount and (2) a $4.0 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $0.4 million decrease in print related costs resulting from efficiencies in our operations and lower print transactional volumes as a result of converting existing customers to electronic invoicing.
Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Research and development	$46,922	$35,716	$11,206	31%
The increase in research and development expenses during the nine months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $6.3 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (2) a $0.9 million increase in software expenses directly related to product development activities, (3) a $0.7 million increase in stock-based compensation expense, (4) a $0.6 million increase in amortized software development costs, (5) a $0.4 million increase in integration expenses, and (6) a $2.1 million increase due to the acquisitions of iController and Order2Cash.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Sales and marketing	$34,030	$29,226	$4,804	16%
The increase in sales and marketing expenses during the nine months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $2.0 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (2) a $0.9 million increase in sales and marketing initiatives spend related to promoting our products and product enhancements, including consulting and professional fees, (3) a $0.6 million increase in travel and entertainment expenses due to increased travel as a result of loosening COVID-19 restrictions, and (4) a $2.0 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $0.9 million decrease in stock-based compensation expense related to forfeitures.

General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
General and administrative	$49,426	$32,766	$16,660	51%
The increase in general and administrative expenses during the nine months ended September 30, 2022 compared to the prior year period was primarily due to (1) a $5.8 million increase in Merger related costs, primarily consisting of investment banking, legal, accounting, and other professional advisory fees, filing fees, regulatory fees, and other related costs, (2) a $3.5 million increase in compensation, benefits, and other personnel-related costs, and increased headcount, (3) a $2.3 million increase in insurance, professional, and consulting fees for reporting, compliance, and other related requirements supporting public company operating requirements and as a result of becoming a large accelerated filer for fiscal year 2022, (4) a $1.6 million increase in acquisition and integration costs, (5) a $1.2 million increase related to contingent consideration payable pursuant to the Order2Cash acquisition agreement, and (6) a $2.6 million increase due to the acquisitions of iController and Order2Cash. These increases were partially offset by a $0.3 million decrease in stock-based compensation expense related to forfeitures.
Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Depreciation and amortization	$6,218	$3,924	$2,294	58%
The increase in depreciation and amortization during the nine months ended September 30, 2022 compared to the prior year period was primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash.
Impairment and Restructuring

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Impairment and restructuring	$18,520	$—	$18,520	100%
The increase in impairment and restructuring expense during the nine months ended September 30, 2022 compared to the prior year period was primarily due to impairments of operating lease ROU assets, leasehold improvements, and fixed assets incurred as a result of vacating several leased office and print facilities.
Total Other Income (Expense)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Total other income (expense)	$1,271	$(12,421)	$13,692	(110)%
The decrease in other expenses during the nine months ended September 30, 2022 compared to the prior year period was primarily due to the following one-time costs recorded in the first quarter of 2021 related to the Business Combination: (1) a $10.0 million fair value adjustment from the increase in value of the Earnout Shares and, (2) a $2.9 million loss on extinguishment of debt associated with the early payment of all our outstanding borrowings. The remainder of the decrease was primarily due to $0.7 million of additional interest income.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(in thousands)
Income tax expense (benefit)	$(970)	$130	$(1,100)	(846)%
The change from income tax expense to income tax benefit during the nine months ended September 30, 2022 was primarily due to a decrease in the deferred tax liability related to foreign acquisitions and the ability to utilize certain tax losses in the future. Overall, our effective tax rate is low due to our U.S. net operating loss position. We maintain a valuation allowance on our U.S. deferred taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, and cash flows from financing activities including through a public offering of our equity securities. As of September 30, 2022, we had cash and cash equivalents of $145.9 million. Our primary uses of liquidity are operating expenses, capital expenditures, and acquiring businesses. The acquisitions of iController and Order2Cash were both funded entirely with cash on hand. Pursuant to the Merger Agreement, while the Merger is pending, we are restricted or prohibited from certain capital expenditures without the consent of the Parent. Additionally, during that same time, we are subject to various restrictions under the Merger Agreement on raising additional capital, issuing additional equity or debt, and pursuing certain activities that could use significant amounts of our liquidity, including assuming or incurring additional debt, repurchasing equity, paying dividends, and entering into certain acquisition and disposition transactions, among other restrictions.
We believe our current cash, cash equivalents, and cash flows from financing activities, including additional consideration payable within the next year, if any, related to our recent acquisitions, and incremental cash outlays for transaction costs related to the proposed Merger expected to be incurred whether or not the Merger is completed, are sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including the prevailing economic, financial, and industry conditions, including from the COVID-19 pandemic and continued volatility and disruption in the global financial markets.

The following table summarizes our cash flows for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Net cash used in operating activities	$(28,367)	$(9,809)	$(18,558)	(189)%
Net cash used in investing activities	(15,703)	(46,647)	30,944	66
Net cash provided by (used in) financing activities	(3,144)	282,945	(286,089)	(101)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(125)	—	(125)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(47,339)	$226,489	$(273,828)	(121)%
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

For the nine months ended September 30, 2022, cash used in operating activities was $28.4 million compared to $9.8 million during the prior year period. The increase was primarily due to higher net loss from continued investments in sales and marketing and product development, acquisition and integration costs, and an increase in the use of cash for working capital.
Investing Activities
During the nine months ended September 30, 2022 cash used in investing activities was $15.7 million, which consisted primarily of $59.5 million for the purchase of Order2Cash, net of acquired cash, and was partially offset by $45.2 million of proceeds from the sale of marketable securities and $1.4 million for purchases of property and equipment.
During the nine months ended September 30, 2021 cash used in investing activities was $46.6 million, which consisted primarily of $45.1 million of purchases of marketable securities and $1.6 million for purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2022 cash used in financing activities was $3.1 million, which consisted primarily of a $5.6 million increase in customer funds payable, and was partially offset by $3.3 million in proceeds from common stock issued.
During the nine months ended September 30, 2021 cash provided by financing activities was $282.9 million, which consisted primarily of $329.7 million of proceeds from the Business Combination and PIPE Financing, net of offering costs. These proceeds were offset by $46.2 million used to fully repay our outstanding borrowings, including debt extinguishment costs, pursuant to the Business Combination, and $1.3 million in proceeds from common stock issued.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 15 - Accrued Expenses and Other Current Liabilities in the Notes to Condensed Consolidated Financial Statements for more information on our payables and liabilities.
Leases
We lease office space for our employees and facilities for our print operations under non-cancellable operating lease agreements (refer to Note 9 - Leases in the Notes to Condensed Consolidated Financial Statements, including a discussion of the impairment of certain facility leases no longer in use). The remaining duration of non-cancellable operating leases ranges from less than 1 year to 13 years. As of September 30, 2022, remaining non-cancellable lease payments are due as follows: $1.3 million in 2022, $5.3 million in 2023, $4.9 million in 2024, $4.6 million in 2025, $4.3 million in 2026, and $24.7 million thereafter.
For certain leased facility space that we have ceased occupying, we have entered into subleases under non-cancellable operating lease agreements. The remaining duration of these non-cancellable subleases ranges from 2 years to 8 years. As of September 30, 2022, remaining non-cancellable sublease payments to be received are as follows: $0.3 million in 2022, $1.3 million in 2023, $1.1 million in 2024, $1.0 million in 2025, $1.1 million in 2026, and $1.6 million thereafter.
Purchase Obligations
We enter into purchase commitments with certain vendors to secure pricing for materials necessary for our print operations. As of September 30, 2022, we had approximately $0.4 million remaining under such purchase commitments.
Contingent Consideration
Our acquisitions of Order2Cash and iController include contingent consideration arrangements with estimated fair values of $3.1 million and $4.5 million, respectively at September 30, 2022. These amounts are to be paid to the sellers based on the amount and timing of each acquired company's achievement of certain recurring revenue growth targets and other certain conditions over a three year period subsequent to each acquisition date.

Deferred Purchase Price
Our acquisition of Order2Cash includes a deferred purchase with an estimated fair value at September 30, 2022 of $0.5 million. This amount is payable within four years of the closing date upon achievement of certain conditions.
Letters of Credit
We have commitments under letters of credit for $2.5 million that are maintained pursuant to certain of our lease arrangements. $2.4 million of the letters of credit expire in 2024, and the remainder expire in greater than five years from September 30, 2022.
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

The following table presents a reconciliation of our net revenue (non-GAAP), adjusted gross profit (non-GAAP), and adjusted gross margin (non-GAAP) to their most directly comparable U.S. GAAP financial measures (in thousands, except percentages):
Reconciliation of Total Revenues to Net Revenue (non-GAAP), Adjusted Gross Profit (non-GAAP), and Adjusted Gross Margin (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$51,362	$41,357	$146,269	$123,525
Less: Reimbursable costs revenue	8,854	8,625	26,112	26,085
Net revenue (non-GAAP)	$42,508	$32,732	$120,157	$97,440

Total revenues	$51,362	$41,357	$146,269	$123,525
Less: Cost of revenue, excluding depreciation and amortization	20,109	17,993	58,841	54,066
Gross profit, excluding depreciation and amortization	31,253	23,364	87,428	69,459
Add: Stock-based compensation expense	587	436	1,646	1,284
Adjusted gross profit (non-GAAP)	$31,840	$23,800	$89,074	$70,743

Gross margin, excluding depreciation and amortization	60.8%	56.5%	59.8%	56.2%
Adjusted gross margin (non-GAAP)	74.9%	72.7%	74.1%	72.6%
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
◦Interest expense and loss on extinguishment of debt resulting from the prepayment penalty and associated costs of repaying all outstanding debt facilities as part of the Business Combination; and
◦Other capital structure transaction costs related to third-party fees, including investment banking, legal, accounting, and other professional advisory fees associated with financing transactions, such as the proposed Merger (and one-time transaction to become a private company), the secondary offering of our Class 1 common stock completed in July 2021 (a one-time transaction between existing and new shareholders, with no new shares issued or offered by us), and the Warrant Exchange Offer (a one-time transaction to convert all outstanding warrants to Common Stock).
The most directly comparable U.S. GAAP measure to adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) is net loss on the Condensed Consolidated Statements of Operations.
The following table presents a reconciliation of our adjusted EBITDA (non-GAAP) and adjusted EBITDA margin (non-GAAP) to its most directly comparable GAAP financial measure (in thousands):
Reconciliation of Net Loss to Adjusted EBITDA (non-GAAP) and Adjusted EBITDA Margin (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(21,209)	$(11,194)	$(65,447)	$(44,724)
Income tax expense (benefit)	(251)	27	(970)	130
Change in fair value of financial instruments	(360)	—	(122)	9,995
Interest expense and loss on extinguishment of debt	15	2	22	2,947
Depreciation and amortization	2,191	1,205	6,218	3,924
Stock-based compensation expense	6,940	5,914	20,293	20,446
Impairment, restructuring, and related facility costs	5,383	35	20,262	358
Acquisition and integration costs	702	257	3,900	257
Other capital structure transaction costs	5,802	—	5,802	498
Other non-operating income	(726)	(277)	(982)	(521)
Adjusted EBITDA (non-GAAP)	$(1,513)	$(4,031)	$(11,024)	$(6,690)

Adjusted EBITDA margin (non-GAAP)	(3.6)%	(12.3)%	(9.2)%	(6.9)%
For the three months ended September 30, 2022, adjusted EBITDA (non-GAAP) increased $2.5 million compared to the prior year period primarily due to growth in total revenues and higher expenses that are excluded from adjusted EBITDA (non-GAAP), including (1) $5.8 million of other capital structure transaction costs related to the proposed Merger, (2) $5.4 million in impairment charges from ceasing use of additional leased facilities in the third quarter of 2022, (3) a $1.0 million increase in stock-based compensation expense due to increased headcount, and (4) a $1.0 million increased depreciation and amortization primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash. These increases were partially offset by higher operating expenses.

For the nine months ended September 30, 2022, adjusted EBITDA (non-GAAP) decreased $4.3 million compared to the prior year period primarily due to higher operating expenses, offset by expenses that are excluded from adjusted EBITDA (non-GAAP), including (1) $20.3 million in impairment charges from ceasing use of several leased facilities in 2022, (2) $5.8 million of other capital structure transaction costs related to the proposed Merger, (3) $3.9 million in acquisition and integration costs from the acquisitions of Order2Cash and iController, and (4) a $2.3 million increase in depreciation and amortization primarily due to the amortization of intangible assets from the acquisitions of iController and Order2Cash. These increases in expenses, which led to a decrease in adjusted EBITDA (non-GAAP), were partially offset by growth in total revenues and decreases to one-time costs recorded in the prior year related to the Business Combination: (1) a $10.0 million fair value adjustment from the increase in value of the Earnout Shares and (2) a $2.9 million loss on extinguishment of debt associated with the early payment of all our outstanding borrowings.
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
The following table presents a reconciliation of our direct card revenue (non-GAAP) to its most directly comparable U.S. GAAP financial measure (in thousands):
Reconciliation of Subscription, Transaction, and Services Revenues to Direct Card Revenue (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription, transaction, and services revenues	$42,508	$32,732	$120,157	$97,440
Less: Non-software and payments segment revenue	7,355	6,723	21,859	21,164
Software and payments segment revenue	35,153	26,009	98,298	76,276
Less: Software and payments segment revenue excluding direct card revenue (non-GAAP)	28,659	21,784	81,079	65,431
Direct card revenue (non-GAAP)	$6,494	$4,225	$17,219	$10,845
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

The following table presents a reconciliation of free cash flow to the most directly comparable GAAP measure (in thousands):
Reconciliation of Net Cash Used in Operating Activities to Free Cash Flow (non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net cash used in operating activities	$(2,606)	$1,012	$(28,367)	$(9,809)
Purchases of property and equipment	(442)	(450)	(1,364)	(1,570)
Free cash flow (non-GAAP)	$(3,048)	$562	$(29,731)	$(11,379)
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management conducted an evaluation, as of September 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), under the supervision and with the participation of our chief executive officer and chief financial officer. The term “disclosure controls and procedures,” as defined in the Exchange Act refers to controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
These are not the only risks that we face. Other risks and uncertainties we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition, and future results. Risks we have identified, but currently consider immaterial, could still materially adversely affect our business, financial condition, and future results if our assumptions about those risks are incorrect or if circumstances change. There were no material changes during the period covered in this report to the risk factors previously disclosed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, except as follows:
Risks Related to the Merger
The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results, and cash flows.
On September 28, 2022, we entered into the Merger Agreement with the Acquiring Parties pursuant to which Merger Sub will merge, upon the terms and subject to the conditions set forth in the Merger Agreement, with and into us, and we will survive such Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are each affiliated with the EQT X fund.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions) will be cancelled and automatically converted into the right to receive $9.50 in cash, without interest and less any applicable withholding taxes.
Completion of the Merger is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods, and the receipt of applicable approvals or consents under antitrust and competition laws and foreign investment laws of certain jurisdictions. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In addition, developments beyond our control, including but not limited to changes in domestic or global economic conditions, may affect the timing or success of the Merger. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, in the event the Merger is not consummated, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $50.2 million. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community, and negative responses from employees, customers, vendors, suppliers, partners, and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, customers, vendors, suppliers, partners, and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results, and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
The announcement and pendency of our agreement to be acquired by affiliates of the EQT X fund may have an adverse effect on our business, financial condition, operating results, and cash flows.
Uncertainty about the effect of the proposed Merger on our employees, customers, vendors, suppliers, partners, and other third parties may disrupt our key business activities and may have an adverse effect on our business, financial condition, operating results, and cash flows. The proposed Merger may have an adverse effect on our ability to attract, retain, and motivate employees as current and prospective employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have an adverse effect on our business, financial condition, operating results, and cash flows. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could adversely affect our business, financial condition, operating results, and cash flows. The proposed Merger may have an adverse effect on our ability to maintain current relationships or establish relationships with customers, vendors, suppliers, partners, and other third parties, as such parties may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with competitors or other third parties, or seek to alter their current relationships with us. Parties with whom we otherwise may have sought to establish relationships may seek alternative relationships with competitors or other third parties.
The pursuit of the Merger may place a significant burden on management and other internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition, operating results, and cash flows.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without the Acquiring Parties’ consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results, and cash flows.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the Merger may be completed, various approvals, authorizations and declarations of non-objection must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, each party has agreed to take all actions (subject to enumerated exceptions) to consummate the Merger, including preparing and filing as promptly as reasonably possible all necessary filings and obtaining any specified regulatory approvals, in connection with the Merger or the consummation of the Merger.
These regulatory and governmental entities may impose conditions on the granting of such approvals and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, the Acquiring Parties and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.

We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. The special meeting of our stockholders at which the adoption and approval of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and the Acquiring Parties may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, the Acquiring Parties, or the surviving corporation.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay the Parent a termination fee of $50.2 million. Such restrictions may discourage or deter a third party that may be willing to pay more than the Acquiring Parties for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to the Acquiring Parties more than once. For additional information regarding these restrictions, refer to our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 21, 2022.
We may be subject to litigation challenging the Merger.
Any litigation challenging the Merger may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have an adverse effect on our business, financial condition, results of operations, and cash flows.
The completion of the transaction contemplated by the Merger Agreement will trigger change in control provisions or other similar provisions in certain agreements to which we are a party.
If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur substantial transaction fees and costs in connection with the Merger.
We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results, and cash flows.

Risks Related to Our Business and Industry
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
2.1**+	Agreement and Plan of Merger, dated as of September 28, 2022, by and among the Company, Bullseye FinCo, Inc. and Bullseye Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated January 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
3.2	Amended and Restated Bylaws of the Company, dated January 12, 2021(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
4.2	Amended and Restated Registration Rights Agreement, dated October 18, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 filed to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021).
10.1*#	Amended and Restated Executive Employment Agreement, dated as of September 19, 2022, by and between the Company and Flint Lane.
10.2*#	Amended and Restated Executive Employment Agreement, dated as of September 19, 2022, by and between the Company and Mark Shifke.
10.3*#	Amended and Restated Executive Employment Agreement, dated as of September 19, 2022, by and between the Company and Steven Pinado.
10.4*#	Amended and Restated Executive Employment Agreement, dated as of September 19, 2022, by and between the Company and Joseph Eng.
10.5*#	Amended and Restated Executive Employment Agreement, dated as of September 19, 2022, by and between the Company and Jeanne O’Connor.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________
*    Filed herewith.
**    The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
+    Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***].
#    Indicates management contract or compensatory plan or arrangement.
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

November 7, 2022	BTRS Holdings Inc.

	By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chief Financial Officer
(Principal Financial Officer)